Form 10-Q
period 1996-03-31
SAFESKIN CORP
filed 1996-05-10
CIK 911636

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549

                                  FORM 10-Q

   X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  ---  Exchange Act of 1934

              For the quarterly period ended    March 31, 1996
                                             -------------------

                                     OR

       Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

        For the transition period from                to
                                        -------------    ----------------

                       Commission file number  0-22726
                                               -------

                            SAFESKIN CORPORATION
                            --------------------
           (Exact name of registrant as specified in its charter)


                 Florida                                  59-2617525
       ---------------------------                   ---------------------
      (State or other jurisdiction                   (IRS Employer ID No.)
    of incorporation of organization)


             12671 High Bluff Drive, San Diego, California 92130
             ---------------------------------------------------
                  (Address of principal executive offices)

                               (619) 794-8111
                               --------------
            (Registrant's telephone number, including area code)

            6815 Flanders Drive, Suite 150, San Diego, California 92121
            -----------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X   No
         ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at April 30, 1996
                -----                          -----------------------------

Common Stock, par value $0.01 per share                 12,521,431

                            SAFESKIN CORPORATION

                                    INDEX



                                                                            Page Number
                                                                            -----------
PART I:  Financial Information........................................           1

ITEM 1.  Financial Statements.........................................           1

         Condensed Consolidated Balance Sheets
         at March 31, 1996 and December 31, 1995......................           2

         Condensed Consolidated Statements of
         Operations for the three months ended
         March 31, 1996 and 1995 .....................................           3

         Condensed Consolidated Statements of
         Cash Flows for the three months ended
         March 31, 1996 and 1995......................................           4

         Notes to Condensed Consolidated Financial
         Statements...................................................           5

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................           6

PART II: Other Information............................................          10

ITEM 6.  Exhibits and Reports on Form 8-K.............................          10

     SIGNATURES.......................................................          11

                        PART I:  FINANCIAL INFORMATION


     ITEM 1.  Financial Statements
              --------------------

              INDEX                                                                   PAGE
              -----                                                                   ----
              Condensed Consolidated Balance Sheets at March 31, 1996
              and December 31, 1995 ...........................................        2

              Condensed Consolidated Statements of Operations for
              the three months ended March 31, 1996 and 1995  .................        3

              Condensed Consolidated Statements of Cash Flows for the
              three months ended March 31, 1996 and 1995 ......................        4

              Notes to Condensed Consolidated Financial Statements.............        5

                             SAFESKIN CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                     March 31, 1996 and December 31, 1995

                                                                    March 31,      December 31,
                                                                      1996            1995
                                                                   (Unaudited)
                                                                 -------------    ------------
  ASSETS

  Current assets:
     Cash and cash equivalents.............................      $  3,754,646     $  2,086,972
     Accounts receivable, net..............................        18,886,287       17,521,996
     Inventory.............................................        21,679,266       18,021,414
     Other current assets..................................         2,736,814        2,488,855
                                                                 ------------     ------------
        Total current assets...............................        47,057,013       40,119,237

  Property, plant and equipment, net.......................        45,581,765       42,737,526
  Deferred taxes and other assets..........................         1,462,101        1,818,030
                                                                 ------------     ------------
        Total assets.......................................      $ 94,100,879     $ 84,674,793
                                                                 ============     ============

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable......................................      $  5,408,665     $  6,318,089
     Accrued liabilities...................................         6,743,732        5,745,663
                                                                 ------------     ------------
        Total current liabilities..........................        12,152,397       12,063,752
                                                                 ------------     ------------
  Long-term debt...........................................         6,060,000        2,750,000
                                                                 ------------     ------------
        Total liabilities..................................        18,212,397       14,813,752
  Commitments and contingencies
  Shareholders' equity:
     Preferred stock; $.01 par value; 10,000,000 shares
        authorized and no shares outstanding................               -                -
     Common stock; $.01 par value; 40,000,000 shares
        authorized; 12,488,831 shares
        and 12,480,531 shares outstanding...................          124,888          124,805
     Additional paid-in-capital.............................       31,126,699       31,013,995
     Deferred compensation..................................         (899,158)      (1,012,895)
     Foreign currency translation adjustment................          699,384          348,851
     Retained earnings......................................       44,836,669       39,386,285
                                                                 ------------     ------------
        Total shareholders' equity..........................       75,888,482       69,861,041
                                                                 ------------     ------------
        Total liabilities and shareholders' equity..........     $ 94,100,879     $ 84,674,793
                                                                 ============     ============


        The accompanying notes are an integral part of these condensed financial statements.

                             SAFESKIN CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              for the three months ended March 31, 1996 and 1995
                                 (Unaudited)

                                                           1996          1995
                                                       -----------    -----------
 Net sales..........................................   $33,054,918    $22,592,940

 Cost of goods sold.................................    19,786,226     14,462,402
                                                       -----------    -----------

             Gross profit...........................    13,268,692      8,130,538
                                                       -----------    -----------

 Operating expenses:
      Selling.......................................     3,863,688      3,406,989
      Research and development......................       452,362        256,154
      General and administrative....................     2,396,801      1,121,726
                                                       -----------    -----------

             Total operating expenses...............     6,712,851      4,784,869
                                                       -----------    -----------

             Income from operations.................     6,555,841      3,345,669

 Interest expense...................................        64,445          8,590

 Other expense (income), net........................        95,186        (81,390)
                                                       -----------    -----------

 Income before income tax provision.................     6,396,210      3,418,469

 Income tax provision...............................       945,826        321,500
                                                       -----------    -----------

 Net income.........................................   $ 5,450,384    $ 3,096,969
                                                       ===========    ===========
 Per share amounts:
      Earnings per share of common stock
             and common stock equivalents:
                  Primary...........................   $      0.41    $      0.25
                  Fully diluted.....................          0.40           0.25
 Weighted average number of shares of common
      stock and common stock equivalents outstanding:
                  Primary...........................    13,172,593     12,603,630
                  Fully diluted.....................    13,733,327     12,603,630


   The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               for the three months ended March 31, 1996 and 1995
                                  (Unaudited)

                                                                   1996            1995
                                                              -------------    ------------
Cash flows from operating activities:
   Net income...............................................  $  5,450,384     $  3,096,969
   Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization.........................     1,289,166          757,068
      Loss (gain) on sale of property, plant and equipment          27,273           (6,501)
      Amortization of deferred compensation                        113,737           -
   Changes in operating assets and liabilities:
      (Increase) decrease in:
           Accounts receivable..............................    (1,379,123)        (655,515)
           Inventory........................................    (3,691,148)      (2,115,977)
           Other assets.....................................       103,473          109,721
      Increase in:
           Accounts payable and accrued liabilities.........        92,453        1,302,533
                                                              ------------     ------------
      Net cash provided by operating activities.............     2,006,215        2,488,298

Cash flows from investing activities:
   Purchase of property, plant and equipment................    (4,186,779)      (2,907,137)
   Proceeds from sale of equipment..........................        -                 7,734
                                                              ------------     ------------
      Net cash used by investing activities.................    (4,186,779)      (2,899,403)
                                                              ------------     ------------
Cash flows from financing activities:
   Increase in long-term debt...............................     3,310,000           -
   Proceeds from issuance of common stock...................       112,787           48,000
                                                              ------------     ------------
      Net cash provided by financing activities.............     3,422,787           48,000
                                                              ------------     ------------

Effect of exchange rate changes on cash.....................       425,451         (173,461)
                                                              ------------     ------------
Net increase (decrease) in cash and cash equivalents........     1,667,674         (536,566)
Cash and cash equivalents at beginning of period............     2,086,972        4,581,417
                                                              ------------     ------------
Cash and cash equivalents at end of period..................  $  3,754,646     $  4,044,851
                                                              ============     ============


   The accompanying notes are an integral part of these condensed financial statements.

                             SAFESKIN CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which consist of normal and recurring adjustments necessary for a fair presentation of results for the periods indicated. The results of any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 1995. The December 31, 1995 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. Inventory at March 31, 1996 consisted of $1,497,000, $158,000 and $20,024,000 for raw materials, work in process and finished goods, respectively. At December 31, 1995, inventories consisted of $2,005,000, $132,000 and $15,884,000 for raw materials, work in process and finished goods, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.

GENERAL

The Company's net sales have grown substantially over the past several years. The Company attributes the growth in net sales during this period principally to growth in markets for its products, the introduction of new products and increased market penetration due to the development of sales and marketing programs. The Company introduced lightly powdered hypoallergenic medical gloves, powder-free hypoallergenic medical gloves, HypoClean(R) powder-free hypoallergenic gloves, powder-free hypoallergenic latex surgical gloves and Scientific/Industrial Nitrile gloves in 1989, 1990, 1992, 1994 and 1995, respectively. Although the Company has continued to develop new products and expects to do so in the future, no assurance can be given that the new products will be accepted in the marketplace with similar growth rates.

The Company's net sales are derived from the sale of finished products net of allowable rebates to distributors for their sales of the Company's products in specific volumes to specified end users. Cost of goods sold includes all costs to manufacture the finished product plus related costs associated with ocean freight, customs duty and warehousing. Selling expenses include all salaries for sales and marketing staffs together with other related expenses such as sales commissions, travel costs, trade shows, advertising and delivery expenses. Research and development expenses include salaries for research and development staffs as well as expenses such as consulting, product testing and travel costs. General and administrative expenses include salaries for executives and administrative staffs, together with related expenses such as travel costs, insurance and professional fees. Income tax expenses are substantially less than statutory rates as a result of the tax free status of the Company's foreign manufacturing operations.

The Company's medical glove distributors do not bill third-party reimbursement sources separately for purchases of the Company's gloves. Consequently, the timing and effect of third-party payments to hospitals and clinics does not have a material direct effect on the Company's operations and liquidity.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

Net sales for the three months ended March 31, 1996 were $33,055,000 which represents a 46.3% increase over net sales of $22,593,000 for the same three month period in 1995. The predominant causes for the sales growth were an increase in unit volumes sold and the shift in product mix to higher priced powder-free gloves in the 1996 period as compared to the 1995 period.

Cost of goods sold increased 36.8% from $14,462,000 for the three months ended March 31, 1995 to $19,786,000 for the three months ended March 31, 1996. As a percentage of net sales, cost of goods sold decreased from 64.0% for the three months ended March 31, 1995 to 59.9% for the same period in 1996. This decrease in cost of goods sold as a percentage of net sales was principally attributable to improved operating efficiencies in the Thailand facility during the 1996 period. The Company anticipates that these operating efficiencies will continue in 1996 as the Thailand facility's production capacity increases. As a result of the above, gross profit increased 63.2%, from $8,131,000 for the three months ended March 31, 1995, to $13,269,000 for the three months ended March 31, 1996.

Selling expenses increased 13.4%, from $3,407,000 for the three months ended March 31, 1995, to $3,864,000 for the three months ended March 31, 1996. As a percentage of net sales, selling expenses decreased from 15.1% for the three months ended March 31, 1995 to 11.7% for the same period in 1996. The decrease in selling expenses as a percentage of net sales pertains primarily to overall selling expenses such as salaries, travel costs and delivery expenses remaining comparable to the prior year while sales levels have significantly increased over the prior year.

Research and development expenses increased 76.6% from $256,000 for the three months ended March 31, 1995 to $452,000 for the three months ended March 31, 1996. As a percentage of net sales, these expenses increased from 1.1% for the three months ended March 31, 1995 to 1.4% for the three months ended March 31, 1996.

General and administrative expenses increased 113.7% from $1,122,000 for the three months ended March 31, 1995 to $2,397,000 for the three months ended March 31, 1996. As a percentage of net sales, these expenses increased from 5.0% for the 1995 period to 7.3% for the 1996 period. The increase in general and administrative expenses as a percentage of net sales pertains primarily to increased costs associated with the Information Technology Department (which was established in the second quarter of fiscal year 1995) to support the continued growth of the Company. Additional factors include compensation increases for existing employees and increased depreciation expense in fiscal 1996.

Income from operations increased 96.0% from $3,346,000 for the three months ended March 31, 1995 to $6,556,000 for the three months ended March 31, 1996, and operating margins increased from 14.8% in the 1995 period to 19.8% in the 1996 period.

Interest expense increased from $9,000 for the three months ended March 31, 1995 to $64,000 for the three months ended March 31, 1996. The increase resulted from the additional debt incurred in 1996 to facilitate the growth of the Company.

Other expense (income), net, decreased from $81,000 of other income for the three months ended March 31, 1995 to $95,000 of other expense for the three months ended March 31, 1996. The decrease in other income was primarily due to the reclassification of scrap sale proceeds totaling approximately $109,000 as a reduction of cost of goods sold which occurred in the second quarter of fiscal 1995.

Income taxes increased from $322,000 for the three months ended March 31, 1995 to $946,000 for the three months ended March 31, 1996. During June 1994, the Company's Malaysian manufacturing operations were granted five additional years of tax free status retroactive to October 1, 1993. The income tax provisions recorded in both 1995 and 1996 remain less than statutory rates due to the foreign tax free status.

Net income increased 76.0% from $3,097,000 for the three months ended March 31, 1995 to $5,450,000 for the three months ended March 31, 1996 due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations generated approximately $2,006,000 and $2,488,000 of cash during the three months ended March 31, 1996 and 1995, respectively. Further, during the three months ended March 31, 1996 and 1995, the Company acquired capital assets of approximately $4,187,000 and $2,907,000, respectively, substantially all of which were for the expansion of the Company's foreign manufacturing operations.

The Company has a domestic line of credit for financing general working capital needs, up to a maximum of $15,000,000 in borrowings. As of March 31, 1996, there was $6,060,000 outstanding under this credit facility.

The Company's foreign manufacturing subsidiaries have revolving lines of credit for financing general working capital needs up to approximately $13,700,000; of which there were no outstanding balances as of March 31, 1996. These borrowings are collateralized by all assets of the subsidiaries and are further supported by the guarantee of the Company.

The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on its net sales or its profitability.

                         PART II:  OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

<Caption
     EXHIBIT       DESCRIPTION
     -------       -----------
      11           Statement re: Computation of per share earnings
      27           Financial Data Schedule (for SEC use only)


(b)  Reports on Form 8-K

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SAFESKIN CORPORATION


Date: May 10, 1996                              By: /s/ David L. Morash
                                                    --------------------------
                                                    David L. Morash, Executive
                                                    Vice-President, Chief
                                                    Financial Officer