Form 10-Q
period 1996-06-30
SAFESKIN CORP
filed 1996-08-14
CIK 911636

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

   X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
- ------    Exchange Act of 1934


                  For the quarterly period ended June 30, 1996

                                       OR

- -----     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

        For the transition period from               to
                                       -------------    ----------------
                         Commission file number 0-22726

                              SAFESKIN CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Florida                                     59-2617525
- -----------------------------------                   ---------------------
     (State or other jurisdiction                     (IRS Employer ID No.)
  of incorporation of organization)


               12671 High Bluff Drive, San Diego, California 92130
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (619) 794-8111
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X           No
             ----             ----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at August 02, 1996
            -----                                 ------------------------------
Common Stock, par value $0.01 per share                     12,904,058

                              SAFESKIN CORPORATION

                                      INDEX


                                                                                                 Page Number
                                                                                                 -----------

PART I:           Financial Information..............................................                 1


ITEM 1.           Financial Statements...............................................                 1


                  Condensed Consolidated Balance Sheets at June 30, 1996
                  and December 31, 1995..............................................                 2

                  Condensed Consolidated Statements of Operations for the
                  three months ended June 30, 1996 and 1995..........................                 3


                  Condensed Consolidated Statements of Operations for the
                  six months ended June 30, 1996 and 1995............................                 4


                  Condensed Consolidated Statements of Cash Flows for
                  the six months ended June 30, 1996 and 1995........................                 5

                  Notes to Condensed Consolidated Financial Statements...............                 6


ITEM 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................................                 7



PART II:          Other Information..................................................                 13


ITEM 6.           Exhibits and Reports on Form 8-K...................................                 13


                  SIGNATURES.........................................................                 14

                          PART I: FINANCIAL INFORMATION

ITEM 1.           Financial Statements


                  INDEX                                                                                        PAGE
                  -----                                                                                        ----
                  Condensed Consolidated Balance Sheets at June 30, 1996
                  and December 31, 1995...........................................................................2

                  Condensed Consolidated Statements of Operations for
                  the three months ended June 30, 1996 and 1995...................................................3

                  Condensed Consolidated Statements of Operations for
                  the six months ended June 30, 1996 and 1995.....................................................4

                  Condensed Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1996 and 1995.........................................................5

                  Notes to Condensed Consolidated Financial Statements............................................6

                              SAFESKIN CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                                                                   JUNE 30,         DECEMBER 31,
                                                                                     1996               1995
                                                                                  (UNAUDITED)
                                                                               --------------       -------------
           ASSETS
Current assets:
  Cash and cash equivalents ..............................................       $  3,417,982        $  2,086,972
  Accounts receivable, net ...............................................         18,652,179          17,521,996
  Inventory ..............................................................         22,947,472          18,021,414
  Other current assets ...................................................          2,694,546           2,488,855
                                                                                 ------------        ------------

        Total current assets .............................................         47,712,179          40,119,237

Property, plant and equipment, net .......................................         49,109,872          42,737,526
Deferred taxes and other assets ..........................................          1,604,347           1,818,030
                                                                                 ------------        ------------
        Total assets......................................................        $ 98,426,398        $ 84,674,793
                                                                                 ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................................          5,454,802        $  6,318,089
  Accrued liabilities ....................................................          6,284,042           5,745,663
                                                                                 ------------        ------------

        Total current liabilities ........................................         11,738,844          12,063,752
                                                                                 ------------        ------------
Long-term debt ...........................................................               --             2,750,000
                                                                                 ------------        ------------
        Total liabilities ................................................         11,738,844          14,813,752
Commitments and contingencies
Shareholders' equity:
  Preferred stock; $.01 par value; 10,000,000 shares
    authorized and no shares outstanding .................................               --                  --
  Common stock; $.01 par value; 40,000,000 shares
    authorized; 12,902,108 shares
    and 12,480,531 shares outstanding ....................................            129,021             124,805
  Additional paid-in-capital .............................................         35,524,389          31,013,995
  Deferred compensation ..................................................           (784,103)         (1,012,895)
  Foreign currency translation adjustment ................................            793,288             348,851
  Retained earnings ......................................................         51,024,959          39,386,285
                                                                                 ------------        ------------

        Total shareholders' equity .......................................         86,687,554          69,861,041
                                                                                 ------------        ------------

        Total liabilities and shareholders' equity .......................       $ 98,426,398        $ 84,674,793
                                                                                 ============        ============


The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                               1996               1995
                                                                            -----------       ------------
Net sales ...........................................................       $35,986,610       $ 29,244,320

Cost of goods sold ..................................................        21,767,338         19,910,021
                                                                            -----------       ------------

            Gross profit ............................................        14,219,272          9,334,299
                                                                            -----------       ------------

Operating expenses:
     Selling ........................................................         3,884,002          4,000,354
     Research and development .......................................           425,468            301,397
     General and administrative .....................................         2,680,962          1,453,836
                                                                            -----------       ------------

            Total operating expenses ................................         6,990,432          5,755,587
                                                                            -----------       ------------

            Income from operations ..................................         7,228,840          3,578,712

Interest expense ....................................................            45,029             28,830

Other expense (income), net .........................................            29,380           (401,599)
                                                                            -----------       ------------

Income before income tax provision ..................................         7,154,431          3,951,481

Income tax provision ................................................           966,141            816,234
                                                                            -----------       ------------

Net income ..........................................................       $ 6,188,290       $  3,135,247
                                                                            ===========       ============

Per share amounts:
     Earnings per share of common stock and common stock equivalents:
                 Primary ............................................       $      0.44       $       0.25
                 Fully diluted ......................................              0.44               0.25
Weighted average number of shares of common stock and common stock equivalents outstanding:
                 Primary ............................................        13,928,416         12,573,422
                 Fully diluted ......................................        14,102,016         12,573,422



The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                      1996               1995
                                                                   -----------       ------------
Net sales ..................................................       $69,041,527       $ 51,837,260

Cost of goods sold .........................................        41,553,564         34,372,423
                                                                   -----------       ------------

            Gross profit ...................................        27,487,964         17,464,837
                                                                   -----------       ------------

Operating expenses:
     Selling ...............................................         7,747,690          7,407,343
     Research and development ..............................           877,831            557,551
     General and administrative ............................         5,077,763          2,575,562
                                                                   -----------       ------------

            Total operating expenses .......................        13,703,284         10,540,456
                                                                   -----------       ------------

            Income from operations .........................        13,784,680          6,924,381

Interest expense ...........................................           109,474             37,420

Other expense (income), net ................................           124,565           (482,989)
                                                                   -----------       ------------

Income before income tax provision .........................        13,550,641          7,369,950

Income tax provision .......................................         1,911,967          1,137,734
                                                                   -----------       ------------

Net income .................................................       $11,638,674       $  6,232,216
                                                                   ===========       ============

Per share amounts:
     Earnings per share of common stock and common stock
            equivalents:
                 Primary ...................................       $      0.86       $       0.50
                 Fully diluted .............................              0.84               0.50
Weighted average number of shares of common stock and common stock equivalents outstanding:
                 Primary ...................................        13,550,505         12,588,526
                 Fully diluted .............................        13,917,672         12,588,526



The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                    1996                1995
                                                                ------------        -----------
Cash flows from operating activities:
     Net income .........................................       $ 11,638,674        $ 6,232,216
     Adjustments to reconcile net income to cash
          provided by operating activities:
          Depreciation and amortization .................          2,674,563          1,624,590
          Loss on sale of property, plant and equipment..             24,896              1,915
          Amortization of deferred compensation .........            228,793               --
     Changes in operating assets and liabilities:
          (Increase) in:
               Accounts receivable ......................         (1,171,565)        (7,009,437)
               Inventory ................................         (4,968,625)        (2,582,416)
               Other assets .............................               (803)          (332,689)
          (Decrease) increase in:
               Accounts payable and accrued liabilities..           (374,476)         2,229,001
                                                                ------------        -----------
          Net cash provided by operating activities .....          8,051,457            163,180
                                                                ------------        -----------

Cash flows from investing activities:
     Purchase of property, plant and equipment ..........         (8,969,733)        (7,899,627)
     Proceeds from sale of equipment ....................               --                7,853
                                                               ------------        -----------
          Net cash used by investing activities .........         (8,969,733)        (7,891,774)
                                                                ------------        -----------

Cash flows from financing activities:
     (Decrease) increase in long-term debt ..............         (2,750,000)         2,500,000
     Increase in short-term debt, net ...................               --            3,437,637
     Proceeds from issuance of common stock .............          4,514,610            110,321
                                                                ------------        -----------
          Net cash provided by financing activities .....          1,764,610          6,047,958
                                                                ------------        -----------

Effect of exchange rate changes on cash .................            484,676           (347,154)
                                                                ------------        -----------
Net increase (decrease) in cash and cash equivalents ....          1,331,010         (2,027,790)
Cash and cash equivalents at beginning of period ........          2,086,972          4,581,417
                                                                ------------        -----------
Cash and cash equivalents at end of period ..............       $  3,417,982        $ 2,553,627
                                                                ============        ===========


The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which consist only of normal and recurring adjustments necessary for a fair presentation of results for the periods indicated. The results of any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 1995. The December 31, 1995 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         Inventories at June 30, 1996 consisted of $1,581,000, $202,000 and $21,164,000 for raw materials, work in process and finished goods, respectively. At December 31, 1995, inventories consisted of $2,005,000, $132,000 and $15,884,000 for raw materials, work in process and finished goods, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.


CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 1996 for future periods, the Company's liquidity and working capital, the Company's ability to generate additional efficiencies in its manufacturing facilities and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

The most important factors that could prevent the Company from achieving its goals -- and cause actual results to differ materially from those expressed in or implied by the forward-looking statements -- include, but are not limited to, the following:

        -- the competitive nature of the industry and the ability of the Company to continue to distinguish its products on the basis of quality, reliability and value

        -- the regular availability of raw rubber harvested by independent growers in Malaysia and Thailand at competitive prices

        -- risks associated with investments and operations in foreign countries, particularly Thailand and Malaysia, including those related to the local economic conditions, exchange rate fluctuations, governmental policies regarding foreign ownership of manufacturing facilities, local regulatory requirements and political factors

        -- economic conditions in the healthcare industry, including the potential impact of industry consolidation

        -- delays in the completion of the Company's construction of its new production line and manufacturing plant in Thailand or the failure of such new line or plant to generate anticipated productivity and efficiencies

        -- changes in significant government regulations affecting the healthcare industry

        -- the ability of the Company to protect its proprietary products, know-how and manufacturing processes

        --  changes in the Company's rates or basis of income taxation

        -- possible obsolescence of the Company's primary product due to the development by competitors of new products, manufacturing processes or technologies including latex alternatives

These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in other filings by the Company with the Securities and Exchange Commission.


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

The Company's net sales are derived from the sale of finished products net of allowable rebates through distributors for their sales of the Company's products in specific volumes to specified end user customers. Cost of goods sold includes all costs to manufacture the finished product plus related costs associated with ocean freight, customs duty and warehousing. Selling expenses include all salaries for sales and marketing staffs together with other related expenses such as sales commissions, travel costs, trade shows, advertising and delivery expenses. Research and development expenses include salaries for research and development staffs as well as expenses such as consulting, product testing and travel costs. General and administrative expenses include salaries for executives and administrative staffs, together with related expenses such as travel costs, insurance, facilities costs and professional fees. Income tax expenses are substantially less than statutory rates as a result of the tax free status of the Company's foreign manufacturing operations.

The Company's medical glove distributors do not bill third-party reimbursement sources separately for purchases of the Company's gloves. Consequently, the timing and effect of third-party payments to hospitals and clinics does not have a material direct effect on the Company's operations and liquidity.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 1995

Net sales for the three months ended June 30, 1996 were $35,987,000 which represents a 23.1% increase over net sales of $29,244,000 for the same period in 1995. The predominant causes for the sales growth were an increase in unit volumes sold and the shift in product mix to higher priced powder-free gloves in the 1996 period as compared to the 1995 period.

Cost of goods sold increased 9.3% from $19,910,000 for the three month period ended June 30, 1995 to $21,767,000 for the three months ended June 30, 1996. As a percentage of net sales, cost of goods sold decreased from 68.1% for the three months ended June 30, 1995 to 60.5% for the same period in 1996. This decrease in cost of goods sold as a percentage of net sales was principally attributable to improved operating efficiencies in the Thailand facility coupled with lower latex prices during the 1996 period. As a result of the above, gross profits increased 52.3% from $9,334,000 for the three months ended June 30, 1995 to $14,219,000 for the three months ended June 30, 1996.

Selling expenses decreased 2.9% from $4,000,000 for the three months ended June 30, 1995 to $3,884,000 for the three months ended June 30, 1996. As a percentage of net sales, selling expenses decreased from 13.7% for the three months ended June 30, 1995 to 10.8% for the same period in 1996. The decrease in selling expenses as a percentage of net sales pertains primarily to overall selling expenses such as salaries, travel costs and delivery expenses remaining comparable to the prior year while sales levels have significantly increased over the prior year.

Research and development expenses increased 41.2% from $302,000 for the three months ended June 30, 1995 to $425,000 for the three months ended June 30, 1996. As a percentage of net sales, these expenses increased from 1.0% for the three months ended June 30, 1995 to 1.2% for the three months ended June 30, 1996.

General and administrative expenses increased 84.4% from $1,454,000 for the three months ended June 30, 1995 to $2,681,000 for the three months ended June 30, 1996. As a percentage of net sales, general and administrative expenses increased from 5.0% for the 1995 period to 7.5% for the 1996 period. The increase in general and administrative expenses as a percentage of net sales pertains primarily to increased costs associated with the Information Technology Department (which was established in the second quarter of fiscal year 1995) to support the continued growth of the Company. Additional factors include increased consulting fees and facilities costs in fiscal 1996.

Income from operations increased 102.0% from $3,579,000 for the three months ended June 30, 1995 to $7,229,000 for the three months ended June 30, 1996. Operating margins increased from 12.2% in the 1995 period to 20.1% in the 1996 period.

Interest expense increased from $29,000 for the three months ended June 30, 1995 to $45,000 for the three months ended June 30, 1996. The increase resulted from the additional debt incurred in 1996 to facilitate the growth of the Company.

Other expense (income), net, decreased from $402,000 of other income for the three months ended June 30, 1995 to $29,000 of other expense for the three months ended June 30, 1996. The decrease in other income was substantially due to losses experienced from foreign currency transactions in the Company's European subsidiaries in the three months ended June 30, 1996 compared to gains from foreign currency transactions experienced in the three months ended June 30, 1995.

Income taxes increased from $816,000 for the three months ended June 30, 1995 to $966,000 for the three months ended June 30, 1996. The income tax provisions recorded in both 1995 and 1996 remain less than statutory rates due to the foreign tax free status.

Net income increased 97.4% from $3,135,000 for the three months ended June 30, 1995 to $6,188,000 for the three months ended June 30, 1996 due to the foregoing factors.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30,
1995

Net sales for the six months ended June 30, 1996 were $69,042,000 which represents a 33.2% increase over net sales of $51,837,000 for the same period in 1995. The predominant causes for the sales growth were an increase in unit volumes sold and the shift in product mix to higher priced powder-free gloves in the 1996 period as compared to the 1995 period.

Cost of goods sold increased 20.9% from $34,372,000 for the six month period ended June 30, 1995 to $41,554,000 for the six months ended June 30, 1996. As a percentage of net sales, cost of goods sold decreased from 66.3% for the six months ended June 30, 1995 to 60.2% for the same period in 1996. This decrease in cost of goods sold as a percentage of net sales was principally attributable to improved operating efficiencies in the Thailand facility during the 1996 period. As a result of the above, gross profits increased 57.4% from $17,465,000 for the six months ended June 30, 1995 to $27,488,000 for the six months ended June 30, 1996.

Selling expenses increased 4.6% from $7,407,000 for the six months ended June 30, 1995 to $7,748,000 for the six months ended June 30, 1996. As a percentage of net sales, selling expenses decreased from 14.3% for the six months ended June 30, 1995 to 11.2% for the same period in 1996. The decrease in selling expenses as a percentage of net sales pertains primarily to overall selling expenses such as salaries, travel costs and delivery expenses remaining comparable to the prior year while sales levels have significantly increased over the prior year.

Research and development expenses increased 57.4% from $558,000 for the six months ended June 30, 1995 to $878,000 for the six months ended June 30, 1996. As a percentage of net sales, these expenses increased from 1.1% for the six months ended June 30, 1995 to 1.3% for the six months ended June 30, 1996.

General and administrative expenses increased 97.2% from $2,576,000 for the six months ended June 30, 1995 to $5,078,000 for the six months ended June 30, 1996. As a percentage of net sales, general and administrative expenses increased from 5.0% for the 1995 period to 7.4% for the 1996 period. The increase in general and administrative expenses as a percentage of net sales pertains primarily to increased costs associated with the Information Technology Department (which was established in the second quarter of fiscal year 1995) to support the continued growth of the Company. Additional factors include compensation increases for existing employees, increased consulting fees and increased facilities costs in fiscal 1996.

Income from operations increased 99.1% from $6,924,000 for the six months ended June 30, 1995 to $13,785,000 for the six months ended June 30, 1996. Operating margins increased from 13.4% in the 1995 period to 20.0% in the 1996 period.

Interest expense increased from $37,000 for the six months ended June 30, 1995 to $109,000 for the six months ended June 30, 1996. The increase resulted from the additional debt incurred in 1996 to facilitate the growth of the Company.

Other expense (income), net, decreased from $483,000 of other income for the six months ended June 30, 1995 to $125,000 of other expense for the six months ended June 30, 1996. The decrease in other income was substantially due to losses experienced from foreign currency transactions in the Company's European subsidiaries in the six months ended June 30, 1996 compared to gains from foreign currency transactions experienced in the prior year.

Income taxes increased from $1,138,000 for the six months ended June 30, 1995 to $1,912,000 for the six months ended June 30, 1996. The income tax provisions recorded in both 1995 and 1996 remain less than statutory rates due to the foreign tax free status.

Net income increased 86.8% from $6,232,000 for the six months ended June 30, 1995 to $11,639,000 for the six months ended June 30, 1996 due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations generated approximately $8,051,000 and $163,000 of cash during the six months ended June 30, 1996 and 1995, respectively. Further, during the six months ended June 30, 1996 and 1995, the Company acquired capital assets of approximately $8,970,000 and $7,900,000, respectively, primarily all of which were for the expansion of the Company's foreign manufacturing operations.

The Company is currently constructing a new production line in its Thailand facility. The new production line is expected to have the highest capacity of any glove production line in the world, equivalent in capacity to approximately eight of the existing production lines in this facility. Production and capital costs are expected to be reduced due to labor savings and higher unit production. Construction is expected to be completed by early 1997 and is being funded with internally generated cash.

In addition, the Company is currently building a latex concentrate plant in Thailand. The output of the plant will supply latex concentrate to the Company's factories in Thailand and Malaysia to manufacture its hypoallergenic disposable latex gloves. The Company expects that the first construction phase of this new plant will be completed in the first half of 1997 and that the final phase will be completed within three years. This plant will allow the Company to more fully integrate its manufacturing process to gain better control over the quality, cost and reliability of latex supplies.

As of June 30, 1996, the Company had a domestic line of credit, up to a maximum of $15,000,000 in borrowings. As of June 30, 1996, there were no borrowings outstanding under this credit facility. As of July 15, 1996, the Company entered into a new two-year-term credit facility up to a maximum of $25,000,000 with a bank. The credit facility is to be used for financing general working capital needs.

The Company's foreign manufacturing subsidiaries have revolving lines of credit for financing general working capital needs up to approximately $13,700,000 of which there were no outstanding balances as of June 30, 1996. These borrowings are collateralized by all assets of the subsidiaries and are further supported by the guarantee of the Company.

The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on its net sales or its profitability.

                           PART II: OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         EXHIBIT           DESCRIPTION
         -------           -----------

         10.37             Credit Agreement, dated July 15, 1996, by Safeskin Corporation to Union
                           Bank

         10.38             Letter of Agreement between Judy Grimes and Safeskin Corporation

         11                Statement re: Computation of per share earnings


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SAFESKIN CORPORATION


Date: August 14, 1996         By:      /s/ David L. Morash
                                       --------------------
                                       David L. Morash, Executive Vice-
                                       President, Chief Financial Officer