Form 10-Q
period 1996-09-30
SAFESKIN CORP
filed 1996-11-14
CIK 911636

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

 X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       OR

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

        For the transition period from               to
                                       -------------    ----------------

                         Commission file number 0-22726

                              SAFESKIN CORPORATION
             (Exact name of registrant as specified in its charter)


              Florida                                      59-2617525
    (State or other jurisdiction                      (IRS Employer ID No.)
 of incorporation or organization)


               12671 High Bluff Drive, San Diego, California 92130
                    (Address of principal executive offices)

                                 (619) 794-8111
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X           No
              ---             ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at October 31, 1996

Common Stock, par value $0.01 per share                   12,862,374

                              SAFESKIN CORPORATION

                                      INDEX

                                                                                       Page Number
                                                                                       -----------
PART I:           Financial Information.........................................             1


ITEM 1.           Financial Statements..........................................             1


                  Condensed Consolidated Balance Sheets at                                   2
                  September 30, 1996 and December 31, 1995......................

                  Condensed Consolidated Statements of Operations
                  for the three months ended September 30, 1996                              3
                  and 1995......................................................


                  Condensed Consolidated Statements of Operations
                  for the nine months ended September 30, 1996
                  and 1995......................................................             4


                  Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 1996
                  and 1995......................................................             5

                  Notes to Condensed Consolidated Financial Statements                       6


ITEM 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................             7



PART II:          Other Information.............................................            16


ITEM 6.           Exhibits and Reports on Form 8-K..............................            16


                  Signatures....................................................            17

                          PART I: FINANCIAL INFORMATION


ITEM 1.    Financial Statements


           INDEX                                                                                        PAGE
           -----                                                                                        ----
           Condensed Consolidated Balance Sheets at September 30, 1996
           and December 31, 1995...........................................................................2

           Condensed Consolidated Statements of Operations for
           the three months ended September 30, 1996 and 1995..............................................3

           Condensed Consolidated Statements of Operations for
           the nine months ended September 30, 1996 and 1995...............................................4

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1996 and 1995...................................................5

           Notes to Condensed Consolidated Financial Statements............................................6

                              SAFESKIN CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                  1996               1995
                                                              (UNAUDITED)
                                                             --------------     --------------
           ASSETS

Current assets:
     Cash and cash equivalents ........................       $  8,270,168       $  2,086,972
     Accounts receivable, net .........................         16,628,786         17,521,996
     Inventory ........................................         24,022,294         18,021,414
     Other current assets .............................          5,066,756          2,488,855
                                                              ------------       ------------
           Total current assets .......................         53,988,004         40,119,237
Property, plant and equipment, net ....................         53,027,841         42,737,526
Deferred taxes and other assets .......................          1,682,173          1,818,030
                                                              ------------       ------------
           Total assets ...............................       $108,698,018       $ 84,674,793
                                                              ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable .................................       $  4,868,666       $  6,318,089
     Accrued liabilities ..............................          9,226,462          5,745,663
                                                              ------------       ------------

           Total current liabilities ..................         14,095,128         12,063,752
                                                              ------------       ------------

Long-term debt ........................................               --            2,750,000
Other long-term liabilities............................            699,617               --
                                                              ------------       ------------
           Total liabilities ..........................         14,794,745         14,813,752
Commitments and contingencies
Shareholders' equity:
     Preferred stock; $.01 par value; 10,000,000 shares
          authorized and no shares outstanding ........               --                 --
     Common stock; $.01 par value; 40,000,000 shares
           authorized; 12,854,224 shares
           and 12,480,531 shares outstanding ..........            128,542            124,805
     Additional paid-in-capital .......................         34,821,779         31,013,995
     Deferred compensation ............................               --           (1,012,895)
     Foreign currency translation adjustment ..........            876,064            348,851
     Retained earnings ................................         58,076,888         39,386,285
                                                              ------------       ------------

           Total shareholders' equity .................         93,903,273         69,861,041
                                                              ------------       ------------

           Total liabilities and shareholders' equity .       $108,698,018       $ 84,674,793
                                                              ============       ============


The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                                1996              1995
                                                                            -----------       -----------
Net sales ...........................................................       $37,492,495       $32,440,712

Cost of goods sold ..................................................        21,022,797        20,909,489
                                                                            -----------       -----------

            Gross profit ............................................        16,469,698        11,531,223
                                                                            -----------       -----------

Operating expenses:
     Selling ........................................................         4,999,263         4,209,883
     Research and development .......................................           526,471           420,200
     General and administrative .....................................         2,891,152         1,699,668
                                                                            -----------       -----------

            Total operating expenses ................................         8,416,886         6,329,751
                                                                            -----------       -----------

            Income from operations ..................................         8,052,812         5,201,472

Interest expense ....................................................             8,744            69,997

Other expense (income), net .........................................            75,785           291,722
                                                                            -----------       -----------

Income before income tax provision ..................................         7,968,283         4,839,753

Income tax provision ................................................           916,354           713,151
                                                                            -----------       -----------

Net income ..........................................................       $ 7,051,929       $ 4,126,602
                                                                            ===========       ===========

Per share amounts:
     Earnings per share of common stock and common stock equivalents:
                 Primary ............................................       $      0.50       $      0.32
                 Fully diluted ......................................              0.50              0.32
Weighted average number of shares of common stock and common stock equivalents outstanding:
                 Primary ............................................        14,118,134        12,939,760
                 Fully diluted ......................................        14,118,134        12,939,760



The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                                1996               1995
                                                                            ------------       ------------
Net sales ...........................................................       $106,534,022       $ 84,277,972

Cost of goods sold ..................................................         62,576,360         55,281,912
                                                                            ------------       ------------

            Gross profit ............................................         43,957,662         28,996,060
                                                                            ------------       ------------

Operating expenses:
     Selling ........................................................         12,746,953         11,617,226
     Research and development .......................................          1,404,302            977,751
     General and administrative .....................................          7,968,915          4,275,230
                                                                            ------------       ------------

            Total operating expenses ................................         22,120,170         16,870,207
                                                                            ------------       ------------

            Income from operations ..................................         21,837,492         12,125,853

Interest expense ....................................................            118,218            107,417

Other expense (income), net .........................................            200,350           (191,267)
                                                                            ------------       ------------

Income before income tax provision ..................................         21,518,924         12,209,703

Income tax provision ................................................          2,828,321          1,850,885
                                                                            ------------       ------------

Net income ..........................................................       $ 18,690,603       $ 10,358,818
                                                                            ============       ============

Per share amounts:
     Earnings per share of common stock and common stock equivalents:
                 Primary ............................................       $       1.36       $       0.82
                 Fully diluted ......................................               1.34               0.82
Weighted average number of shares of common stock and common stock equivalents outstanding:
                 Primary ............................................         13,739,715         12,705,604
                 Fully diluted ......................................         13,984,492         12,705,604



The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                  1996                1995
                                                              ------------        ------------
Cash flows from operating activities:
     Net income .......................................       $ 18,690,603        $ 10,358,818
     Adjustments to reconcile net income to cash
          provided by operating activities:
          Depreciation and amortization ...............          4,077,575           2,633,748
          Loss on sale of property, plant and equipment             24,888               6,375
          Amortization of deferred compensation .......            152,469                --
     Changes in operating assets and liabilities:
          (Increase) decrease in:
               Accounts receivable ....................            865,926          (4,292,198)
               Inventory ..............................         (6,047,926)         (5,255,232)
               Other assets ...........................         (2,456,545)           (549,519)
          Increase in:
               Accounts payable and accrued liabilities          2,683,067           5,973,542
                                                              ------------        ------------
          Net cash provided by operating activities ...         17,990,057           8,875,534
                                                              ------------        ------------

Cash flows from investing activities:
     Purchase of property, plant and equipment ........        (14,331,379)        (12,536,490)
     Proceeds from sale of equipment ..................               --                16,750
                                                              ------------        ------------
          Net cash used by investing activities .......        (14,331,379)        (12,519,740)
                                                              ------------        ------------

Cash flows from financing activities:
     (Decrease) increase in long-term debt ............         (2,750,000)          4,750,000
     Proceeds from issuance of common stock ...........          4,671,947             170,321
                                                              ------------        ------------
          Net cash provided by financing activities ...          1,921,947           4,920,321
                                                              ------------        ------------

Effect of exchange rate changes on cash ...............            602,571            (408,265)
                                                              ------------        ------------
Net increase in cash and cash equivalents .............          6,183,196             867,850
Cash and cash equivalents at beginning of period ......          2,086,972           4,581,417
                                                              ------------        ------------
Cash and cash equivalents at end of period ............       $  8,270,168        $  5,449,267
                                                              ============        ============


The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which consist only of normal, recurring adjustments necessary for a fair presentation of results for the periods indicated. The results of any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 1995. The December 31, 1995 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         Inventories at September 30, 1996 consisted of $1,921,000, $138,000 and $21,963,000 for raw materials, work in process and finished goods, respectively. At December 31, 1995, inventories consisted of $2,005,000, $132,000 and $15,884,000 for raw materials, work in process and finished goods, respectively.

         On November 14, 1996, the Company announced that it authorized a two-for-one stock split of its Common Stock to be effective in the form of a stock dividend which will be distributed on January 2, 1997 to shareholders of record at the close of business on November 29, 1996. The holders of the Company's Common Stock will receive a stock dividend at the rate of one share of Common Stock for each share of Common Stock owned. The effects of this stock split have not been reflected in the financial statements contained herein.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.

GENERAL

The Company's net sales have grown substantially over the past several years. The Company attributes the growth in net sales during this period principally to growth in markets for its products, the introduction of new products and increased market penetration due to the development of sales and marketing programs. The Company introduced lightly powdered hypoallergenic medical gloves, powder-free hypoallergenic medical gloves, HypoClean(R) powder-free hypoallergenic gloves, powder-free hypoallergenic latex surgical gloves and Scientific/Industrial Nitrile gloves in 1989, 1990, 1992, 1994 and 1995, respectively. In the fourth quarter of 1996, the Company formally launched its Safeskin 2000 powder-free latex surgical glove which was developed through the use of computer-aided design and a new rapid prototyping technique known as laminated object manufacturing. Although the Company has continued to develop new products and expects to do so in the future, no assurance can be given that the new products will be accepted in the marketplace or will have similar growth rates.

The Company's net sales are derived from the sale of finished products, net of allowable rebates which are provided to distributors for their sales of the Company's products in specific volumes to specified end user customers. Cost of goods sold includes all costs to manufacture the finished product plus related costs associated with ocean freight, customs duty and warehousing. Selling expenses include all salaries for sales and marketing staffs together with other related expenses such as sales commissions, travel costs, trade shows, advertising and delivery expenses. Research and development expenses include salaries for research and development staffs as well as expenses such as consulting, product testing and travel costs. General and administrative expenses include salaries for executives and administrative staffs, together with related expenses such as travel costs, insurance, facilities costs and professional fees. Income tax expenses are substantially less than statutory rates as a result of the tax free status of the Company's foreign manufacturing operations.

The Company's medical glove distributors do not bill third-party reimbursement sources separately for purchases of the Company's gloves. Consequently, the timing and effect of third-party payments to hospitals and clinics does not have a direct material effect on the Company's operations and liquidity.

On November 14, 1996, the Company announced that it authorized a two-for-one stock split of its Common Stock to be effective in the form of a stock dividend which will be distributed on January 2, 1997 to shareholders of record at the close of business on November 29, 1996. The holders of the Company's Common Stock will receive a stock dividend at the rate of one share of Common Stock for each share of Common Stock owned. The effects of this stock split have not been reflected in the financial statements contained herein.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE
MONTHS ENDED SEPTEMBER 30, 1995

Net sales for the three months ended September 30, 1996 were $37,492,000 which represents a 15.6% increase over net sales of $32,441,000 for the same period in 1995. The predominant causes for the sales growth were an increase in unit volumes sold and the shift in product mix to higher priced powder-free gloves in the 1996 period as compared to the 1995 period.

Cost of goods sold increased less than 1% from $20,910,000 for the three month period ended September 30, 1995 to $21,022,000 for the three months ended September 30, 1996. As a percentage of net sales, cost of goods sold decreased from 64.5% for the three months ended September 30, 1995 to 56.1% for the same period in 1996. Cost of goods sold reflects the favorable impact of U.S. import legislation ("Generalized System of Preferences" or "GSP") reinstated by President Clinton in the third quarter of 1996 retroactive to August 1, 1995. As a result of this legislation, the Company has estimated a cumulative customs duty refund of approximately $1,175,000 for gloves imported from its manufacturing facilities during the period since the program expired on July 31, 1995. The new GSP term, under which imports from Thailand and certain imports from Malaysia are currently eligible, runs through May 31, 1997. The favorable impact of this refund was partially offset by a $650,000 charge in the third quarter relating to the write off of inventory as a result of the introduction of the new Safeskin 2000 powder-free latex surgical glove. Excluding the customs duty refund and the write off of inventory, cost of goods sold as a percentage of net sales for the three months ended September 30, 1996 would have been 58.0%. This decrease in cost of goods sold as a percentage of net sales was principally attributable to improved operating efficiencies in the Thailand facility coupled with lower latex prices during the 1996 period. As a result of the above, gross profits increased 42.8% from $11,531,000 for the three months ended September 30, 1995 to $16,470,000 for the three months ended September 30, 1996.

Selling expenses increased 18.8% from $4,210,000 for the three months ended September 30, 1995 to $4,999,000 for the three months ended September 30, 1996. As a percentage of net sales, selling expenses increased slightly from 13.0% for the three months ended September 30, 1995 to 13.3% for the same period in 1996. The Company has accrued approximately $523,000 of non-recurring net severance charges relating to a former executive. Excluding such charges, selling expenses as a percentage of net sales would have been 11.8%. This represents a decrease in selling expenses as a percentage of net sales from the prior period. The decrease pertains primarily to overall selling expenses such as salaries, travel costs and delivery expenses remaining comparable to the prior year while sales levels have significantly increased over the prior year.

Research and development expenses increased 25.3% from $420,000 for the three months ended September 30, 1995 to $527,000 for the three months ended September 30, 1996. As a percentage of net sales, these expenses increased from 1.3% for the three months ended September 30, 1995 to 1.4% for the three months ended September 30, 1996.

General and administrative expenses increased 70.1% from $1,699,000 for the three months ended September 30, 1995 to $2,891,000 for the three months ended September 30, 1996. As a percentage of net sales, general and administrative expenses increased from 5.2% for the 1995 period to 7.7% for the 1996 period. The increase in general and administrative expenses as a percentage of net sales pertains primarily to increased costs associated with the Information Technology Department (which was established in the second quarter of fiscal year 1995) to support the continued growth of the Company. Additional factors include increased facilities costs and consulting fees in fiscal 1996.

Income from operations increased 54.8% from $5,202,000 for the three months ended September 30, 1995 to $8,053,000 for the three months ended September 30, 1996. Operating margins increased from 16.0% in the 1995 period to 21.5% in the 1996 period.

Interest expense decreased from $70,000 for the three months ended September 30, 1995 to $9,000 for the three months ended September 30, 1996. The decrease in interest expense resulted from decreased debt outstanding in the 1996 period.

Other expense (income), net, decreased from $292,000 of other expense for the three months ended September 30, 1995 to $76,000 of other expense for the three months ended September 30, 1996. The decrease in other expense was primarily due to the reclassification of scrap sale proceeds totaling approximately $264,000 as a reduction of cost of goods sold which occurred in the third quarter of fiscal 1995.

Income taxes increased from $713,000 for the three months ended September 30, 1995 to $916,000 for the three months ended September 30, 1996. The income tax provisions recorded in both 1995 and 1996 remain less than statutory rates due to the foreign tax free status.

Net income increased 70.9% from $4,127,000 for the three months ended September 30, 1995 to $7,052,000 for the three months ended September 30, 1996 due to the foregoing factors.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1995

Net sales for the nine months ended September 30, 1996 were $106,534,000 which represents a 26.4% increase over net sales of $84,278,000 for the same period in 1995. The predominant causes for the sales growth were an increase in unit volumes sold and the shift in product mix to higher priced powder-free gloves in the 1996 period as compared to the 1995 period.

Cost of goods sold increased 13.2% from $55,282,000 for the nine month period ended September 30, 1995 to $62,576,000 for the nine months ended September 30, 1996. As a percentage of net sales, cost of goods sold decreased from 65.6% for the nine months ended September 30, 1995 to 58.7% for the same period in 1996. Cost of goods sold reflects the favorable impact of U.S. import legislation ("Generalized System of Preferences" or "GSP") reinstated by President Clinton in the third quarter of 1996 retroactive to August 1, 1995. As a result of this legislation, the Company has estimated a cumulative customs duty refund of approximately $1,175,000 for gloves imported from its manufacturing facilities during the period since the program expired on July 31, 1995. The new GSP term, under which imports from Thailand and certain imports from Malaysia are currently eligible, runs through May 31, 1997. The favorable impact of this refund was partially offset by a $650,000 charge in the third quarter relating to the write off of inventory as a result of the introduction of the new Safeskin 2000 powder-free latex surgical glove. Excluding the customs duty refund and the write off of inventory, cost of goods sold as a percentage of net sales for the nine months ended September 30, 1996 would have been 59.4%. This decrease in cost of goods sold as a percentage of net sales was principally attributable to improved operating efficiencies in the Thailand facility during the 1996 period. As a result of the above, gross profits increased 51.6% from $28,996,000 for the nine months ended September 30, 1995 to $43,958,000 for the nine months ended September 30, 1996.

Selling expenses increased 9.7% from $11,617,000 for the nine months ended September 30, 1995 to $12,747,000 for the nine months ended September 30, 1996. As a percentage of net sales, selling expenses decreased from 13.8% for the nine months ended September 30, 1995 to 12.0% for the same period in 1996. The Company has accrued approximately $523,000 of non-recurring net severance charges relating to a former executive. Excluding such charges, selling expenses as a percentage of net sales would have been 11.4%. The decrease pertains primarily to overall selling expenses such as salaries, travel costs and delivery expenses remaining comparable to the prior year while sales levels have significantly increased over the prior year.

Research and development expenses increased 43.6% from $978,000 for the nine months ended September 30, 1995 to $1,404,000 for the nine months ended September 30, 1996. As a percentage of net sales, these expenses increased from 1.2% for the nine months ended September 30, 1995 to 1.3% for the nine months ended September 30, 1996.

General and administrative expenses increased 86.4% from $4,275,000 for the nine months ended September 30, 1995 to $7,969,000 for the nine months ended September 30, 1996. As a percentage of net sales, general and administrative expenses increased from 5.1% for the 1995 period to 7.5% for the 1996 period. The increase in general and administrative expenses as a percentage of net sales pertains primarily to increased costs associated with the Information Technology Department (which was established in the second quarter of fiscal year 1995) to support the continued growth of the Company. Additional factors include increased facilities costs and increased consulting fees in fiscal 1996.

Income from operations increased 80.1% from $12,126,000 for the nine months ended September 30, 1995 to $21,838,000 for the nine months ended September 30, 1996. Operating margins increased from 14.4% in the 1995 period to 20.5% in the 1996 period.

Interest expense increased slightly from $107,000 for the nine months ended September 30, 1995 to $118,000 for the nine months ended September 30, 1996.

Other expense (income), net, increased from $191,000 of other income for the nine months ended September 30, 1995 to $201,000 of other expense for the nine months ended September 30, 1996. The increase in other expense was substantially due to losses experienced from foreign currency transactions in the Company's European subsidiaries in the nine months ended September 30, 1996 compared to gains from foreign currency transactions experienced in the prior year.

Income taxes increased from $1,851,000 for the nine months ended September 30, 1995 to $2,828,000 for the nine months ended September 30, 1996. The income tax provisions recorded in both 1995 and 1996 remain less than statutory rates due to the foreign tax free status.

Net income increased 80.4% from $10,359,000 for the nine months ended September 30, 1995 to $18,691,000 for the nine months ended September 30, 1996 due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations generated approximately $17,990,000 and $8,876,000 of cash during the nine months ended September 30, 1996 and 1995, respectively. Further, during the nine months ended September 30, 1996 and 1995, the Company acquired capital assets of approximately $14,331,000 and $12,536,000, respectively, primarily all of which were for the expansion of the Company's foreign manufacturing operations.

The Company is currently constructing a new production line in its Thailand facility. The new production line, referred to by the Company as the "Grand Master", is expected to have the highest capacity of any glove production line in the world, equivalent in capacity to approximately eight of the existing production lines in this facility. Production and capital costs are expected to be reduced due to labor savings and higher unit production. Construction is expected to be completed by early 1997 and is being funded with internally generated cash.

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

The Company has a domestic two-year term credit facility for financing general working capital needs, up to a maximum of $25,000,000 in borrowings. As of September 30, 1996, there were no borrowings outstanding under this credit facility.

The Company's foreign manufacturing subsidiaries have revolving lines of credit for financing general working capital needs up to approximately $13,700,000 of which there were no outstanding balances as of September 30, 1996. These borrowings are collateralized by all assets of the subsidiaries and are further supported by a guarantee of the Company.

The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on its net sales or its profitability.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 1996 and beyond, the Company's liquidity and working capital, the Company's ability to generate additional efficiencies in its manufacturing facilities and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

The most important factors that could prevent the Company from achieving its goals -- and cause the assumptions underlying forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements -- include, but are not limited to, the following:

         -- the competitive nature of the industry and the ability of the Company to continue to distinguish its products on the basis of quality, reliability and value, and the ability of the Company to maintain selling prices and anticipated volumes

         -- the consistent availability, at competitive prices, of raw rubber from independent growers and concentrate plant operators in Malaysia and Thailand

         -- risks associated with investments and operations in foreign countries, particularly Thailand and Malaysia, including those related to local economic conditions, exchange rate fluctuations, governmental policies regarding foreign ownership of manufacturing facilities, local regulatory requirements, tax holidays and political factors

         -- economic conditions in the healthcare industry, including the potential impact of industry consolidation

         -- delays in the completion of the Company's construction of its new production line and latex concentrate plant in Thailand or the failure of such new line or plant to generate anticipated productivity and efficiencies

         -- changes in significant government regulations affecting the healthcare industry

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


                                     SAFESKIN CORPORATION


Date: November 14, 1996                       By:  /s/ David L. Morash
                                                   --------------------
                                              David L. Morash, Executive Vice-
                                              President, Chief Financial Officer