Form 10-K
period 1996-12-31
SAFESKIN CORP
filed 1997-03-31
CIK 911636

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  -------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


                         Commission file number 0-22726

                              SAFESKIN CORPORATION
             (Exact name of registrant as specified in its charter)

                                  -------------

            FLORIDA                                              59-2617525
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             12671 HIGH BLUFF DRIVE
                           SAN DIEGO, CALIFORNIA 92130
          (Address of principal executive offices, including zip code)
        Registrant's telephone number, including area code (619) 794-8111

                                  -------------


           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [__]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [__].

      As of March 21, 1997, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $404,284,682.

      As of March 21, 1997, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 25,981,248.

                       Documents Incorporated by Reference

      Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1996 fiscal year.

================================================================================

                               TABLE OF CONTENTS                          PAGE

PART I

Item 1.  Business .........................................................  1

Item 2.  Properties ....................................................... 11

Item 3.  Legal Proceedings ................................................ 12

Item 4.  Submission of Matters to a Vote of Security Holders .............. 12

PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Shareholder Matters...................................... 13

Item 6.  Selected Consolidated Financial Data ............................ 14

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................15

Item 8.  Financial Statements and Supplementary Data ..................... 20

Item 9.  Disagreements on Accounting and Financial Disclosures ........... 41

PART III

Item 10. Directors and Executive Officers of the Registrant .............. 41

Item 11. Executive Compensation .......................................... 41

Item 12. Security Ownership of Certain
         Beneficial Owners and Management ................................ 41

Item 13. Certain Relationships and Related Transactions .................. 41

PART IV

Item 14. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K .......................................... 41

Signatures ................................................................ 45

                                    PART I

ITEM 1.     BUSINESS

      The Company is the leading manufacturer of high quality disposable latex medical examination gloves for the United States market and believes that it is the world's leading manufacturer of high quality disposable powder-free examination gloves. The Company sells its gloves primarily to the medical, dental, high technology and scientific markets. The Company markets high quality gloves designed to prevent the transmission of infectious disease while at the same time minimizing the risk of any debilitating side effects which may result from prolonged use by the wearer. In 1995, the Company became the market share leader, in both sales dollars and total units, of medical examination gloves to acute care facilities (hospitals) in the United States. Based upon information provided by its distributors, the Company believes that, in 1996, approximately 60% of the Company's sales were to acute care facilities, approximately 27% were to alternate care (primary care and extended care) and dental facilities and approximately 13% were to the high technology and scientific market.

      The Company began operations in 1987 to take advantage of the opportunity presented by the growing demand for high quality latex gloves which appeal to the wearer by being safe, durable and comfortable to don and wear for extended time periods. The Company built a manufacturing facility in Malaysia and began producing latex gloves in 1988. In order to protect the wearer from the glove, the Company developed manufacturing processes which produced gloves that were lower in proteins and chemical allergens than those on the market at that time. In August 1989, the Company was the first manufacturer to receive FDA clearance to market non-sterile latex gloves labeled "hypoallergenic" and "lightly powdered." In November 1989, the Company received FDA clearance to market non-sterile latex gloves labeled "hypoallergenic" and "powder-free;" these gloves were introduced to the market early in 1990 and have become the Company's largest selling and fastest growing product. (See "Product Labeling" for a discussion of the Company's use of the "hypoallergenic" label.) In 1992, the Company introduced its line of HypoClean gloves for high technology and scientific uses; in 1994, the Company introduced a powder-free latex surgical glove; and in 1995, the Company introduced a powder-free glove made of nitrile synthetic latex designed for use in the high technology and scientific market. During 1995, the Company received FDA clearance to label its powder-free gloves as having the lowest protein level claim that the FDA allows for medical grade gloves. The Company was the first glove manufacturer to receive clearance for use of this claim for all of its powder-free glove products. In 1996, the Company introduced its Safeskin 2000 powder-free latex surgical glove, which was developed through the use of computer-aided design (CAD) and a new rapid prototyping technique known as "laminated object manufacturing."

INDUSTRY

      In 1996, the total market for medical gloves in the United States was approximately $1 billion. The growth in the market for medical examination gloves over the past nine years has largely resulted from the increased concerns among health care professionals over protection from the transmission of infectious diseases, particularly HIV, which can cause AIDS, and HBV. In 1987, the Centers for Disease Control ("CDC") issued recommendations that anyone coming into contact with bodily fluids should use "universal precautions," including wearing gloves. Additionally, since 1991 Occupational Safety and Health Administration ("OSHA") regulations have required that protective gloves be worn when it can be reasonably anticipated that an employee will have contact with blood, saliva or other potentially infectious substances.

      The demand for latex gloves has also grown among users in the semiconductor, biotechnology, pharmaceutical, general industrial manufacturing and research segments of the high technology and scientific market. Increasingly, the manufacturing processes in these industries take place in cleanrooms and require gloves that minimize the amount of particles on their surfaces to prevent contamination.

      As people began wearing more latex gloves for longer periods, there was an increase in allergic reactions to the water soluble proteins in latex and to the chemical and other additives used in processing latex and manufacturing gloves. In 1991, the FDA issued a medical alert warning health care professionals about the increased incidences of allergic reactions to latex medical products by both medical personnel and patients. In response to the increase in allergic reactions to latex gloves, glove manufacturers attempted to reduce the amount of powder, latex proteins and chemical allergens in their gloves, which may contribute to the likelihood of allergic reaction. OSHA regulations in effect since 1991 require that all employers provide gloves that are both hypoallergenic and powder-free for employees who are allergic to the gloves otherwise provided. As of September 30, 1996, the United States acute care market for powder-free medical examination gloves was approximately $125 million.

STRATEGY

      The Company's strategy for future growth includes the following principal components:

      Increase Domestic Market Penetration. The Company's strategy is to increase its penetration of the overall domestic acute care medical examination glove market, which had estimated annualized sales of $298 million for 1996, by emphasizing sales in the powder-free segment of that market. The Company estimates that in 1996 it had a 44% share of the powder-free segment, compared to a 24% share of the overall market.

      Expand Customer Base. The Company intends to expand the customer base of its products to include new categories of customers and international markets. The Company's traditional marketing efforts have focused on the domestic acute care market, which accounted for approximately 60% of the Company's sales in 1996. The Company plans to increase its marketing efforts in the expanding alternate care market, such as the medical laboratory, primary care, and extended care segments, in the dental market, and in the high technology and scientific market, which includes the semiconductor, biotechnology, pharmaceutical, general industrial manufacturing and research segments. The Company also plans to expand its sales and marketing efforts in Europe.

      Introduce New Products. The Company has a history of new product development and innovation and has recently introduced the Safeskin 2000 powder-free surgical latex glove to the estimated $225 million annual United States market for surgical gloves. The Company plans to continue to be an innovator in glove manufacturing technology and intends to introduce new products to the marketplace in the future. Specifically, the Company intends to acquire or develop other medical and scientific gloves made of nitrile or other synthetic latex and to continue to dedicate resources to research and development of new healthcare and scientific product opportunities. In conjunction with the Company's strategy, on February 20, 1997, the Company announced the signing of a definitive agreement to acquire the synthetic glove business of Tactyl Technologies, Inc., a developer and manufacturer of non-latex surgical gloves for the domestic and international markets. (See "Recent Developments" for additional information regarding this acquisition.)

      Emphasize Innovative Manufacturing. The Company intends to continue to develop innovative manufacturing techniques and facilities to improve quality and efficiency. The Company is currently constructing a new production line in its Thai facility. The new production line, referred to by the Company as the "Grand Master," is expected to have the highest capacity of any glove production line in the world, equivalent in capacity to approximately eight of the existing production lines in the facility. The Company is also in the process of building a latex concentrate plant in Thailand, which will supply latex concentrate to the Company's factories in Thailand and Malaysia and will allow the Company to integrate more fully its manufacturing processes. These two manufacturing innovations will improve the reliability of the Company's raw material supplies and the quality of the Company's gloves, decrease raw material costs, improve operating efficiencies and profitability, expand capacity and reduce capital costs.

PRODUCTS

      The Company currently manufactures and markets three basic types of gloves: medical examination gloves, surgical gloves and high technology and scientific gloves. The Company's gloves consist of six types of latex gloves and one type of nitrile synthetic latex glove, substantially all of which are marketed under the "Safeskin" trade name to enhance market recognition and brand loyalty. Each type of the Company's latex gloves comes in various sizes and, except for the high technology and scientific nitrile glove, is made of natural rubber latex with a beaded cuff for added strength and ease in donning. The Company manufactures both ambidextrous and hand specific gloves. The price data appearing below are industry-wide averages.

MEDICAL EXAMINATION GLOVES

- Medical Examination Gloves-Powder-Free. Safeskin powder-free medical examination gloves were introduced to the market in 1990. Medical examination gloves are designed to be used for medical uses where a sterile glove is not required. These gloves are manufactured utilizing a proprietary process that make them easy to don and remove without the need for corn starch powder and are also processed to reduce further both proteins in the latex and additives used in the manufacturing process. The lack of powder makes the gloves more desirable to wearers who may develop reactions to prolonged use of powdered gloves. Additionally, powder-free gloves eliminate complications which could be caused by powder entering open wounds, and they eliminate airborne powder which may cause distress to respiratory and neo-natal patients. End users typically pay between $.12 and $.24 per pair for powder-free medical examination gloves.

- Medical Examination Gloves-Lightly Powdered. Safeskin lightly powdered medical gloves were the Company's first product introduced to the market in 1989. The lightly powdered glove is the Company's least expensive and is designed to minimize the incidence of contact dermatitis. "Lightly Powdered" refers to the corn starch powder added to the inside of the glove in order to make it easier to don and remove. Principal users are hospital personnel. The glove is also used by other healthcare personnel such as paramedics, nursing home workers and dental professionals. End users typically pay between $.08 and $.16 per pair for lightly powdered medical examination gloves.

SURGICAL GLOVES

- Safeskin 2000 Powder-Free Surgical Gloves. In 1996, the Company introduced a powder-free, sterile surgical glove, which was developed through the use of computer-aided design (CAD) and a new rapid prototyping technique known as "laminated object manufacturing." Surgical gloves are designed to meet the more rigorous demands of the operating room environment. The Safeskin 2000 surgical glove offers superior ergonomic characteristics which provide surgeons with greater freedom of motion and increased dexterity, thereby resulting in less hand fatigue. In addition to being sterile, the glove is non-pyrogenic, which eliminates endotoxin (dead bacteria) contamination of surgical sites. The CAD program revolutionized prototype and mold design processes, greatly decreasing the time between product development and market launch, and utilized data from a United States Army Anthropometric Survey on several thousand hand measurements and spatial relationships for unique fit. End users typically pay between $1.00 and $2.00 per pair for powder-free surgical gloves.

- Surgical Gloves- Lightly Powdered. Safeskin lightly powdered sterile surgical gloves were first introduced in 1994 to the European market. These gloves offer many of the same benefits of the Company's powder-free sterile surgical glove. End users in the European market typically pay between $.45 and $.75 per pair for lightly powdered surgical gloves.


HIGH TECHNOLOGY AND SCIENTIFIC GLOVES

- HypoClean 100(R) Cleanroom Latex Gloves. Introduced in 1992, HypoClean 100(R) cleanroom gloves are engineered and processed to meet the stringent contamination control requirements of highly critical cleanroom applications in the semiconductor and pharmaceutical industries. These gloves are developed through an integrated manufacturing process, the Oxyglazed System.(TM) The Oxyglazed System(TM) is a proprietary process that minimizes particulates, reduces latex proteins, removes residual chemicals and enabled the Company to offer the first non-cytotoxic (i.e., does not destroy cells) glove to the high technology and scientific market. In addition, HypoClean 100(R) gloves receive further ultra pure cleaning and are packaged in a Class M3.5 (100) cleanroom for compatibility with all critical environment applications. End users in the high technology and scientific fields typically pay between $.32 and $.80 per pair for latex gloves designed for a cleanroom environment.

- HypoClean(R) Powder-Free Latex Gloves. These hand specific and ambidextrous gloves, which were introduced in 1992 and are developed through the Oxyglazed System(TM), are sold to the high technology and scientific market for applications where glove powders can interfere with production yields and laboratory processes. End users in the high technology and scientific fields typically pay between $.20 and $.60 per pair for powder-free latex gloves.

- High Technology and Scientific Nitrile Gloves. The Company introduced its nitrile synthetic latex gloves in its high technology and scientific product line in the first half of 1996. These gloves are manufactured from a synthetic material, thus eliminating natural rubber protein antigens and offering a broader range of resistance to many of the chemicals used in high technology and laboratory applications. End users in the high technology and scientific fields typically pay between $.28 and $.70 per pair for powder-free synthetic latex gloves.

RESEARCH AND DEVELOPMENT

      The Company's research and development strategy is to develop high quality disposable gloves for the medical, dental, high technology and scientific markets. In 1994, 1995 and 1996, the Company's research and development expenses were approximately $977,000, $1,493,000 and $2,209,000, respectively. The Company expects these costs to increase as the Company increases the number of new products it introduces. The Company believes that the close interaction between its research and development and manufacturing personnel allows for timely and effective realization of the Company's new glove concepts.

PRODUCTS UNDER DEVELOPMENT

      The Company has developed a medical examination glove made of nitrile synthetic latex and has recently received clearance from the FDA to begin selling the gloves in the United States. The Company is also currently developing non-nitrile synthetic latex gloves for the medical, high technology and scientific markets. In the future, the Company intends to introduce specialty powder-free surgical gloves designed to offer additional benefits such as increased barrier protection.

      There can be no assurance that these new products will be successfully developed, will be cleared by the FDA, will gain market acceptance or will command pricing levels acceptable to the Company.

PRODUCT LABELING

      All of the Company's latex medical gloves are labeled "hypoallergenic" and have passed the modified Draize test for hypoallergenicity. Gloves labeled "hypoallergenic" are manufactured and processed with lower levels of chemicals. These products are designed to minimize the likelihood of irritation or allergic contact dermatitis. The Company's powder-free latex gloves have soluble and antigenic protein levels which the Company believes are as low as the level in any other latex gloves on the market. The Company has received 510(k) clearance for its powder-free medical gloves with labeling concerning total protein content. The product labeling which was cleared through the 510(k) process included a claim for "50 micrograms or less of total water extractable protein per gram," the lowest protein content claim allowable by the FDA for latex medical gloves.

      There is a risk with all latex gloves that individuals sensitive to latex proteins might have allergic reactions. The recent emergence of allergies to latex protein have caused the FDA to question whether the use of the term "hypoallergenic" is still appropriate. Therefore, in June 1996, the FDA proposed issuing regulations prohibiting the use of a "hypoallergenic" label on latex gloves for use by healthcare personnel and requiring a labeling statement that latex may cause allergic reactions. In the event such regulations are adopted by the FDA, the Company will stop using the term "hypoallergenic" on its packaging and will comply fully with applicable labeling requirements.

As a result, the Company may need to rely on alternate labeling such as the low protein content claim cleared through the 510(k) process. In addition, the Company may elect to seek approval of alternative labeling with respect to the chemical qualities of its medical gloves, but there can be no assurance such an alternative claim will be permitted. The Company also currently uses the statement "THIS PRODUCT CONTAINS NATURAL RUBBER LATEX" on all of its packaging containing medical latex gloves, as recommended by the FDA.

      By establishing criteria for glove manufacturers to claim a low level of chemical residue and a low protein content, the FDA will be raising industry standards for glove manufacturing. The Company believes that its strength in manufacturing and research and development provide it with an opportunity to further distinguish itself from its competitors by anticipating and exceeding regulatory requirements.

SALES AND MARKETING

      The Company's sales and marketing efforts focus principally on the acute care market (hospital), alternate care market (primary care and extended care) and dental market with respect to medical products and on the semiconductor, biotechnology, pharmaceutical, general industrial manufacturing and research market segments with respect to high technology and scientific products. In 1996, sales of latex medical gloves to acute care facilities represented approximately 60% of the Company's total sales, while sales to alternate care facilities represented approximately 27% of total sales. Sales by the Scientific Division to the non-medical, high technology and scientific users represented approximately 13% of total sales during 1996.

      The Company's sales and marketing activities in the medical products area are directed at the end users of medical glove products, such as hospitals, group purchasing organizations, integrated healthcare networks and primary or alternate care providers. The Company targets decision makers at these entities and attempts to increase demand for the Company's medical glove products with them and among their constituencies. Sales to end users are then made by a medical products distributor who will purchase the Company's products, stock inventory and resell and deliver the products to the healthcare provider or other end user, typically pursuant to a contract between the Company and the distributor specifying prices to be paid by the distributor for gloves sold to a particular end user. As of December 31, 1996, the Company's gloves were used in over 3,400 hospitals, which constitute approximately 64% of all hospitals in the United States.

      Purchasing decisions by healthcare systems are customarily made by a clinical staff committee which evaluates potential products based on quality criteria, such as effectiveness, durability and likelihood to cause dermatitis, as well as price and value. The Company's sales representatives work with healthcare personnel to ensure that the Company's products are considered in the process and that their comparative advantages are known by the committee. The Company's sales staff also participates in healthcare trade shows to introduce prospective customers to its products and to generate sales orders for the distributors. The Company also participates in various workshops and educational programs relating to healthcare worker protection and skin disorders in order to promote the Company's products and educate the hospital and other personnel utilizing the products. The Company continues to expand its healthcare marketing efforts to other healthcare professionals, including physicians offices, nursing homes, outpatient clinics, surgical centers, blood banks and other areas of the alternate-care market. Recently, the Company hired a sales manager to focus on the dental market and is in the process of recruiting sales representatives to support the Company's efforts.

      The Company's sales force for medical gloves comprises 46 persons, as of December 31, 1996, who are supervised by seven Regional Managers and the Director of Sales, Medical Division. The sales representatives are paid salaries plus performance-based commissions. Each sales representative possesses at least five years of previous sales experience and is trained by the Company in the dermatological and immunological aspects of latex. They are also specifically trained to conduct continuing education programs for healthcare personnel to educate them on the reactions possible from latex gloves. Under these education programs, the Company has trained approximately 30,000 healthcare professionals. The sales force maintains regular interaction with healthcare personnel, thereby providing the Company with valuable feedback on market perception of the Company's products as well as new developments within the industry.

      The Company's recently formed national accounts department promotes sales to and negotiates agreements with group purchasing organizations, integrated delivery networks, large non-acute care customers and multifacility high technology and scientific customers. The national accounts department is also responsible for assuring that all operating functions of the Company provide high service levels to these national accounts and maintain relationships with the purchasing agents and senior officers at each such account once a contract is in place.

      The Company's sales and marketing efforts are supported by the Company's logistics team that delivers services to medical products distributors and end users designed to assist them in their businesses. The Company believes that these logistics services are one of its key competitive advantages and have helped the Company become the preferred supplier for many of its customers. Specifically, the Company's logistics personnel work with medical products distributors to reduce their order cycle time and inventory levels and have succeeded in increasing product availability for the Company's customers. In addition, the Company actively promotes the use of electronic data interchange
(EDI) technology, for applications such as order entry, invoicing, and sales tracing, which produces savings for both the Company and its distributors.

      All domestic sales of the Company's medical products are made through approximately 140 national, regional and local distributors, typically pursuant to a contract between the Company and the distributor specifying prices to be paid by the distributor for gloves sold to a particular end user. Three of the largest distributors to the general hospital market, Owens & Minor, General Medical, and Bergen Brunswig Medical currently carry the Company's product line on a non-exclusive basis. Owens & Minor, General Medical and Bergen Brunswig Medical distributed gloves accounting for approximately 22.5%, 21.7% and 7.9%, respectively, of the Company's 1996 consolidated net sales. Medical products distributors provide the Company with an extensive nationwide distribution network. This enables the Company's products to reach hospitals, clinics, physicians and dental offices located in metropolitan as well as rural areas. The distributors do not, however, necessarily promote the sale of the Company's products more aggressively than the other competing lines of latex gloves which they carry.

      During 1994, the Company entered into a three year contract with General Medical governing sales of the Company's gloves through General Medical. The contract also designated the Company as the exclusive manufacturer of General Medical's private label gloves. Sales of gloves under the contract first occurred in 1995. In July 1996, the contract was amended to extend its term for an additional two years and to name the Company as General Medical's preferred glove manufacturer. In the amendment, General Medical also agreed to promote sales of the Company's gloves and the private label gloves manufactured by the Company. General Medical is a leading national medical/surgical products distributor and is the nation's largest distributor to the alternate healthcare market.

      In December 1996, the Company entered into a five year contract, subject to early termination, to supply its examination gloves to Premier Purchasing Partners ("Premier"), a national group purchasing organization ("GPO") which is the largest hospital alliance in the United States. The Company is one of two examination glove suppliers selected by Premier. Premier comprises 1,800 healthcare facilities with 315,000 beds, approximately one-third of the U.S. hospital marketplace. Beginning in the first quarter of 1997, the Company's examination gloves will be made available to the Premier member hospitals and their alternate care affiliates. Premier corporate guidelines direct members to utilize contracted vendors for a minimum of 90 percent of their product requirements.

      In December 1996, the Company also entered into a three year contract, subject to early termination, to supply its examination gloves to Catholic Materials Management Alliance ("CMMA"), a GPO representing approximately 230 healthcare facilities with 40,000 beds in the United States. The contract contemplates that the Company will be the sole contracted supplier of examination gloves to CMMA members between March 1997 and February 2000.

      The Scientific Division markets its products for a variety of cleanroom and laboratory applications in the semiconductor, biotechnology, pharmaceutical, general industrial manufacturing and research segments of the high technology and scientific market. Like the medical segment, more workers in the high technology and scientific market are beginning to use gloves. Gloves protect both the worker and the products or processes in these industries. As of December 31, 1996, the Company's high technology and scientific products were sold by a network of approximately 80 distribution companies, including the two largest U.S. laboratory/cleanroom distributors, Fisher Scientific and VWR Scientific Products. The Company has a sales force of six Company sales representatives and four independent manufacturing representatives actively supporting the distribution network and end user customers. This sales force reports to the Director of Sales, Scientific Division.

      The Company established a sales and marketing office in The Netherlands in 1992. In 1994, the Company opened its international sales and marketing headquarters in Germany, with a satellite office in the United Kingdom. The Company also recruited and trained a sales organization in 1994 and continues to expand its distribution network throughout the European Community (the "EC"). The Company also sells its products in South America, Australia, and Japan. During 1996, international sales represented approximately twelve percent of the Company's total sales. Foreign sales may be subject to certain additional risks, including import and export license requirements, trade regulations, tariffs and foreign medical regulations.

MANUFACTURING AND QUALITY CONTROL

      The Company manufactures its products at two factories in Ipoh, Malaysia and one factory in Hat Yai, Thailand. Factory locations are selected to be close to the rubber tree plantations, which are the Company's source of natural latex, as well as for favorable cost and availability of labor supply. Immediately after daily harvest from rubber trees, raw natural rubber is sold by the plantations to latex processing firms which concentrate the rubber to produce latex concentrate and incorporate additives and preservatives to prevent spoilage. Latex concentrate is then purchased by the Company as the raw material for gloves.

      The Company's facilities in Ipoh, Malaysia have received an ISO 9002 certification and the Company expects to receive ISO 9002 certification for the new Thailand facility in 1997. ISO standards are internationally recognized quality manufacturing standards established by the International Organization for Standardization based in Geneva, Switzerland. To obtain its ISO registration, the Company's factories were independently audited to ensure compliance with the applicable standards, and to maintain registration, the factories receive regular announced inspections by an independent certification organization. The Company believes that the ISO 9002 registration makes it more competitive in the marketplace as customers are increasingly recognizing the standard as an indication of product quality.

      The Company's Thai facility began producing gloves in the first quarter of 1995 and is capable of producing all types of the Company's latex examination glove products. Processes have been added in order to allow the Company to further reduce protein levels and chemical contact sensitizers to minimize adverse reactions to natural rubber latex gloves and in anticipation of potential FDA labeling regulations. See " ---Product Labeling." Current results indicate that the new facility generates significant labor, raw materials, and water processing savings and efficiencies as compared to its Malaysian facilities. On December 13, 1996, the Company announced plans to move all of its remaining latex examination glove production from its Malaysian facility to its Thai facility in 1997. In connection with the move, the Company took a $3 million charge against earnings in the fourth quarter of 1996. The Company anticipates that the move will improve profit margins in 1997 and future years due to the lower production costs at the Thai facility. To accommodate the increased production requirements in Thailand, the Company plans to complete a new production line currently being constructed at the Thai facility, referred to by the Company as the "Grand Master" and scheduled to be completed in the first quarter of 1997 with two additional "Grand Master" lines schedule to be completed during the second half of 1997. The combination of the three machines is expected to increase the Thai facility's capacity by approximately 70% by the end of 1997 when the new machines are scheduled to be fully operational. The Company will continue to operate one of its Malaysian facilities for the production of higher value products, such as the newly introduced Safeskin 2000 powder-free surgical glove, the high technology and scientific division's HypoClean(R) products and synthetic nitrile products.

      In addition, the Company is currently building a latex concentrate plant in Thailand. The output of the plant will supply latex concentrate to the Company's factories in Thailand and Malaysia to manufacture its disposable latex gloves. The Company expects that the first construction phase of this new plant will be completed in the first half of 1997 and that the final phase will be completed within two years. This plant will allow the

Company to integrate more fully its manufacturing processes in order to gain better control over the quality, cost and reliability of latex supplies.

      The gloves are manufactured on production machines which can run continuously and which can be changed quickly to produce different types and sizes of gloves. Quality control and testing are emphasized throughout the Company's manufacturing process. Each batch of latex concentrate arriving at the factory is tested to ensure that it meets Company quality standards. Each glove is formed by dipping a porcelain mold into the latex compound. Water soluble proteins which occur naturally in latex, and certain additives which are added to latex when it is processed, are removed by means of an extensive heating and leaching processes. In both the Thai and Malaysian facilities, the Company has begun automating the glove stripping process. In the past, the lack of rigidity of newly-manufactured gloves required that they be removed manually from their molds; new glovestripping equipment streamlines the procedure by reducing manpower requirements. Proteins and chemicals are minimized as a result of the Company's proprietary latex formulations. In addition, the majority of the Company's gloves are treated under a proprietary process to make them powder-free and lower in protein. Throughout the manufacturing process the Company's quality assurance team performs in-process testing of gloves for thickness, tensile strength, tear resistance and water tightness. A sample of every batch is retained for future analysis.

      The Company's HypoClean 100(R) gloves for use in cleanrooms are processed and packaged in a Class M3.5 (100) cleanroom built into one of the Company's Ipoh, Malaysia factories in 1993. Cleanrooms are classified by the level and size distribution of allowed airborne particles per given volume of air and are increasingly required for the manufacture of sensitive microelectronic components. In a Class M3.5 (100) cleanroom, no more than 100 airborne particles per cubic foot of air are allowed.

      Although the Company has never experienced an interruption in the availability of latex due to natural phenomena or transportation problems or by a factory shutdown resulting from fire, power outage, employee strike or other cause, there can be no assurance that the Company's production of gloves will not be adversely affected by such events.

COMPETITION

      The Company faces substantial competition from a number of manufacturers of latex gloves. The leading competitors in the medical glove product line are Allegiance (a spin-off of Baxter Healthcare), Maxxim Medical, Ansell-Perry, and Johnson & Johnson. The Company believes that Allegiance is the leading competitor in the high technology and scientific glove market. There are also a number of other competitors which are engaged in manufacturing or distributing high technology and scientific gloves. Many of the Company's competitors, particularly those competitors which are large medical and pharmaceutical and hospital supply companies, have substantially greater financial, manufacturing, marketing and technical resources than the Company. Synthetic latex glove manufacturers also sell products in the medical and non-medical glove market. Synthetic latex gloves are generally more expensive than natural latex gloves and do not, in the Company's opinion, present a significant threat to the Company's natural rubber latex products at this time.

      The Company believes the primary competitive factors within its markets are product quality, durability, reliability and consistency, clinical value, ease of product use, access to distribution channels, price and the availability of prompt delivery. Failure of the Company to continue to distinguish its products on the basis of quality, reliability and value could have a material adverse effect on the Company's business and results of operations. Furthermore, there can be no assurance that the Company's competitors or others will not develop products, manufacturing processes or new technologies which would be more cost effective or more efficient than those of the Company or that the Company's gloves will not be rendered obsolete or uncompetitive. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

      The Company's products are subject to regulation by numerous governmental authorities in the United States and other countries, particularly as to safety and efficacy, and adherence to the Good Manufacturing Practices ("GMP") regulations for medical devices. In the United States, examination and surgical gloves are classified as Class I medical device products regulated by the FDA. The Federal Food, Drug, and Cosmetic Act (the "FFD&C Act") and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record-keeping, approval, advertising and promotion of Class I devices. Noncompliance with the FFD&C Act or regulations promulgated thereunder can result in administrative enforcement, such as warning letters, import alerts and administrative detention, or in civil penalties, product bans, defect notifications, mandatory field corrections, seizures, recalls, injunctions and criminal prosecution. Periodically the FDA inspects shipments of medical gloves as they arrive in United States ports. The time period during which the tests are conducted and the FDA review of the results may cause delays in delivery and thus can result in a loss or delay in recognition of income by the Company.

      Latex medical and surgical gloves must be submitted to the FDA for clearance to market by a pre-market notification filing under Section 510(k) of the FFD&C Act. An application is made for a particular use or performance claim for each type of glove produced by a specific manufacturer. Applications under the 510(k) procedure must demonstrate substantial equivalence to a legally marketed device. Additional data requirements apply to gloves such as surgical gloves, which are sterile. Applicants must defer marketing until a written order is issued by the FDA finding the firm's device substantially equivalent to a legally marketed device. This notice may be issued within 90 days of submission, but may take substantially longer. The FDA, however, may determine that the proposed device is not substantially equivalent, or the agency may require the Company to submit further information, such as additional test data, before it is able to make a substantial equivalence determination. Such an adverse determination or request for additional information could have the effect of materially delaying the commencement of marketing. As part of the substantial equivalence determination, the Company must demonstrate that the glove complies with the American Society of Testing and Materials testing standards relating to physical specifications for the product and must pass the FDA "leakage test.'` In addition, the FDA may inspect the manufacturing facilities before issuing a notice of substantial equivalence and may delay or decline to issue such notice.

      The Company has obtained 510(k) clearance for each type of currently marketed glove which requires clearance. The Company has not experienced any substantial difficulty in obtaining 510(k) clearances in the past. If the Company makes any changes to a type of glove previously cleared by the FDA that could significantly affect its safety or effectiveness (such as significant changes in the manufacturing process), a new 510(k) submission will be required.

      The Company is subject to periodic inspection by the FDA for compliance with GMP regulations. Under GMP regulations, the Company is subject to significant procedural and documentation requirements with respect to manufacturing, packaging, storage and control activities. The Company also may be subject to inspection by foreign regulatory authorities to determine compliance with comparable standards. Beginning in June 1997, the Company will have to comply with the FDA's recently promulgated Quality System Regulation, which will replace the GMP regulations for medical devices and will incorporate preproduction design and development controls and achieve consistency with quality system requirements worldwide. Therefore, the Company must continue to expend time, monies and efforts in the areas of production and quality control to ensure full technical compliance with these standards.

      The Company must also comply with various FDA labeling and post-market reporting requirements. Failure to comply with applicable regulatory requirements can result in administrative enforcement, such as warning letters, import alerts and administrative detention, or in product bans, field corrections, seizures, recalls, injunctions and criminal prosecutions. Changes in existing requirements or adoption of new requirements could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

      Whether or not FDA clearance is obtained for a new product, approval or clearance of a product by regulatory authorities in foreign countries may be required prior to the commencement of commercial sales of the product in such countries. The requirements governing product approvals or clearances vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval.

      The Company must meet various regulatory requirements for the sale and distribution of its product throughout the EC. The Company currently meets all such regulatory requirements, including registration with the appropriate notified bodies, which register companies for the sale of products throughout the EC. In order to continue selling its products within the EC following June 14, 1998, the Company will be required to comply with the EC's Medical Devices Directive.

      Although the Company's customers do not bill third-party reimbursement sources separately for purchases of the Company's gloves, the Company's ability to sell its latex medical gloves profitably may depend in part on the reimbursement policies and regulations of government health administration authorities, private health insurers and other organizations. Such third-party payors are increasingly challenging the price of medical products and services. Additionally, reform measures, if adopted, could adversely affect the pricing of the Company's medical gloves.

      In addition to the statutes and regulations described above, the Company is also subject to Malaysian and Thai occupational, health and environmental laws and regulations.

PRODUCT LIABILITY AND INSURANCE

      Participants in the medical supply industry are subject to lawsuits alleging product liability, many of which involve significant damage claims and defense costs. The Company currently has in force product liability insurance policies. The Company's insurance policies are on a "claims made" basis and are subject to annual renewal. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect on the Company's results of operations or financial condition. Claims made against the Company, regardless of their merit, also could have a material adverse effect on the Company's reputation. There is no assurance that the coverage limits of the Company's insurance policies will be adequate. While the Company has been able to obtain product liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms or at all.

EMPLOYEES

      As of December 31, 1996, the Company had approximately 4,100 employees of whom approximately 3,900 were employed in Malaysia and Thailand. The Malaysian factory workers are represented by a company union which has entered into a collective bargaining agreement with the Company's Malaysian subsidiary. The agreement expires on September 30, 1997. The Company considers its relations with its employees to be good.

RECENT DEVELOPMENTS

      Effective January 1, 1997, the Company's founder, Co-Chairman and Director, Neil K. Braverman, resigned as Co-Chairman and entered into a one-year consulting agreement with the Company. Pursuant to the consulting arrangement, Mr. Braverman is working on a part-time basis, assisting the Company in the areas of manufacturing and new product development. Mr.
Braverman is a director of the Company.

      On January 29, 1997, certain principal shareholders of the Company completed a secondary offering of 3,200,000 shares of the Company's Common Stock. The Company did not receive any proceeds from the offering.

      On February 20, 1997, the Company announced the signing of a definitive agreement to acquire the synthetic glove business of Tactyl Technologies, Inc., a San Diego based developer and manufacturer of non-latex surgical gloves for the domestic and international markets. The agreement was finalized on March 24, 1997. The acquisition price is approximately $14 million payable at the closing, plus up to an additional $5 million contingent upon the Tactyl business achieving certain future sales and performance targets, including the development of the next generation of synthetic latex technology. The acquisition is expected to be accretive, with a positive impact on Safeskin's earnings in Tactyl's first full year of operation. Tactyl's surgical glove is the market leader, with an approximate 50% share in the fastest growing segment of the surgeons' glove market. Tactyl's gloves are constructed from a patented and advanced synthetic thermoplastic elastomer technology called TACTYLON(TM), developed to address the needs of healthcare professionals and patients who are sensitive to natural rubber latex. TACTYLON(TM) enhances the tactile sensitivity as compared to other synthetic materials while providing internal barrier protection and latex allergy avoidance. The Company believes that Tactyl's patented technology and surgical glove business strategically compliment the Company's Safeskin 2000 powder-free surgeons' glove and will accelerate the Company's strategy to become the market share leader not only in exam gloves but also surgical gloves. The Company will now be able to offer surgeons the choice of two powder-free products which provide the quality, comfort and tactile sensitivity required of a latex or non-latex glove.

      On March 5, 1997, the Company announced an exclusive supply agreement with Costco Wholesale for Safeskin lightly powdered examination gloves for consumer use. The Company and Costco Wholesale believe this agreement has a potential value of up to six million dollars annually. Costco Wholesale now operates 270 warehouses throughout the U.S., Canada, Mexico and the United Kingdom. This agreement reflects the Company's intent to continue to pursue new market opportunities beyond its present penetration of the hospital, doctors' office, dental, and high-technology and scientific markets.


ITEM 2.     PROPERTIES

      The Company owns two manufacturing facilities located in Ipoh, Malaysia, totaling approximately 300,000 square feet, and a latex concentrate manufacturing and processing plant located in Seremban, Malaysia, comprised of approximately 30,000 square feet. The Company leases the land where its facilities are located under long-term leaseholds from the state government which have expiration dates ranging from the year 2063 to the year 2072. Any transfer of a land leasehold by the Company requires the prior approval of the state. The Company announced plans to close one of the Malaysian facilities in 1997. In connection with the plant closure, the Company took a charge of approximately $3 million in 1996. The charge relates to the Company's anticipated costs to relocate all of its remaining lightly powdered and powder-free latex examination glove production from its Malaysian facility to its Thai facility. The relocation will enable the Company to capitalize on its substantially lower operating costs in Thailand.

      The Company also owns a manufacturing facility in Hat Yai, Thailand totaling approximately 300,000 square feet. The Company owns the approximately 46 acres of land on which the facility is located.

      In the United States, the Company leases warehouse space in Hanover, Maryland of approximately 40,000 square feet. The Company also utilizes the services of a logistical management company which provides warehouse services in Des Plaines, Illinois. In 1996, the Company leased warehouse space in San Diego, California of approximately 45,000 square feet. This lease expired in February 1997, and the Company currently utilizes the services of the aforementioned logistical management company to provide warehouse services in both Mira Loma, California and Forest Park, Georgia. The Company leases approximately 42,000 square feet of office space in San Diego, California for its headquarters and approximately 1,755 square feet of additional office space in Boca Raton, Florida. The Company also leases approximately 2,746 square feet of space in San Diego, California for its research and development laboratory.

ITEM 3.     LEGAL PROCEEDINGS

      Since May 1995, 52 product liability lawsuits seeking monetary damages, in most cases of an unspecified amount, have been filed in federal and state courts against the Company, and other manufacturers of latex gloves, alleging injures ranging from dermatitis to severe allergic reactions caused by the residual chemicals or latex proteins in gloves worn by medical workers while performing their duties. Although there have been no class actions certified in connection with these lawsuits, the Company was recently served with a complaint seeking to certify a class in the U.S. District Court for the Southern District of Indiana. However, on February 26, 1997, the Judicial Panel on Multi-District Litigation entered an order transferring certain latex allergy lawsuits brought against the Company and other latex glove manufacturers in the Federal Courts to the docket of Judge Edmund V. Ludwig of the United States District Court for the Eastern District of Pennsylvania in Philadelphia. Other pending and future federal court latex allergy lawsuits, including the Indiana action seeking to certify a class, are expected to be transferred to Judge Ludwig's docket, consolidating those cases for discovery management and other pre-trial proceedings. The Company has referred the defense of these lawsuits to its insurance carriers. While the Company maintains levels of insurance coverage which it believes will be adequate to cover the costs of the legal defense of these suits, there can be no assurance that the Company's insurance will be sufficient to meet any damages for which the Company may be found liable in the existing lawsuits, which are still in relatively early stages of discovery, or any others that may be filed in the future, or that the outcome of such suits will not adversely affect the Company's results of operations or financial condition.

      From time to time, the Company is involved in other litigation relating to claims arising out of its operations in the normal course of business. As of the date hereof, the Company is not a party to any other legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's financial condition.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S  COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

(A)         MARKET INFORMATION

            The Company's Common Stock trades on the Nasdaq National Market under the symbol "SFSK." The following table sets forth the high and low closing prices of a share of the Company's Common Stock for each quarter in 1995 and 1996, and the interim period indicated, as reported by the Nasdaq National Market and restated to give effect to a two-for-one split of the Common Stock effected on January 2, 1997.

                                    High              Low
                                    ----              ---
          1995
          ----
      First Quarter                 7 5/8             6 1/8
      Second Quarter                7 3/4             5 1/2
      Third Quarter                 9 5/8             7 1/4
      Fourth Quarter                9 13/16           8

          1996
          ----
      First Quarter                 13 5/8            8
      Second Quarter                20 3/4            12 1/2
      Third Quarter                 20 5/8            15
      Fourth Quarter                26 11/16          17 7/8

          1997
          ----
      First Quarter
      (through March 21, 1997)      25 3/4            18

            The closing price of the Company's Common Stock on March 21, 1997, as reported by the Nasdaq National Market was $18 7/8.

            On December 12, 1996, the Board of Directors of the Company declared a dividend on its shares of Common Stock of preferred share purchase rights ("Preferred Share Purchase Rights") as part of a shareholder rights plan. The Preferred Share Purchase Rights trade in tandem with the Common Stock of the Company until the earlier to occur of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Common Stock, or (ii) within ten (10) business days (or such later date as may be determined by the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of the Common Stock.

(B)         HOLDERS

            The number of record holders of the Company's common stock as of March 21, 1997 was 322. The Company believes that a larger number of beneficial owners hold such shares of Common Stock in depository or nominee form.

(C)         DIVIDENDS

            The Company has not paid cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA
            (In thousands, except per share data)

            The following selected consolidated financial data of the Company for the five years ended December 31, 1996 are derived from the audited consolidated financial statements of the Company, except for per share information, which has been restated to give effect to a two-for-one split of the common stock effected on January 2, 1997. The consolidated financial statements as of December 31, 1996 and 1995 and for each of the three years ended December 31, 1996, 1995, 1994 are included elsewhere in this Report. The financial information for the Company at December 31, 1993 and 1992 was derived from financial statements of the Company not included in this Report. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Report.

---------------------------------------------------------------------------------------------------------
                                             1996          1995          1994          1993          1992
---------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net sales                                $146,089      $117,014       $84,142       $57,264       $33,878
Costs of goods sold                        84,325        75,756        50,376        33,237        20,603
                                         --------       -------       -------       -------       -------
    Gross profit                           61,764        41,258        33,766        24,027        13,275
Selling expenses                           17,693        16,120        11,685         7,999         3,981
Research and development (1)                2,209         1,493           977           398            --
General and administrative expenses        12,287         6,397         3,625         2,561         1,812
Write-down of fixed assets                  2,979            --            --            --            --
                                         --------       -------       -------       -------       -------
    Income from operations                 26,596        17,248        17,479        13,069         7,482
Interest expense, related parties              --            --            --           156           216
Interest expense (income), net                (58)          194            17         1,285         1,325
Other expense (income), net                   133          (163)         (825)         (237)         (203)
                                         --------       -------       -------       -------       -------
     Income before income tax              26,521        17,217        18,287        11,865         6,144
Income tax provision                        2,939         2,326         3,920           213           127
                                         --------       -------       -------       -------       -------

    Net income                           $ 23,582       $14,891       $14,367       $11,652       $ 6,017
                                         ========       =======       =======       =======       =======
Net income per share (2) (3)             $    .85       $   .58       $   .57       $   .56       $   .34
Weighted average common shares             27,775        25,605        25,392        20,817        17,491
   outstanding


BALANCE SHEET DATA:
Working capital                          $ 48,310       $28,055        $22,987      $22,310      $(6,768)
Total assets                              116,749        84,675         61,230       43,224        21,393
Long-term debt                                 --         2,750            --            --           852
Shareholders' equity                      103,015        69,861         54,260       38,750           934
---------------------------------------------------------------------------------------------------------

(1) Prior to the year ended December 31, 1993, the Company did not separately classify the cost of research and development because it was not significant.
(2) Net income per share is computed by dividing net income by the weighted average of common shares outstanding and dilutive common stock equivalents. Common stock options are common stock equivalents and are included in the weighted average of common shares outstanding using the treasury stock method. Primary and fully diluted net income per share amounts and the number of primary and fully diluted weighted average common shares outstanding are the same for all periods presented except for the twelve months ended December 31, 1996. Fully diluted net income per share and the number of fully diluted weighted average common shares for the twelve months ended December 31, 1996 were $.84 and 28,187, respectively.
(3) The number of shares outstanding has been adjusted to reflect the two-for-one stock split of the Common Stock effected on January 2, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes thereto incorporated by reference herein.

      The Company's net sales have grown substantially over the past several years. The Company attributes the growth in net sales during this period principally to the introduction of new products, growth in markets for its products, and increased market penetration due to the implementation of sales and marketing programs. The Company introduced lightly powdered medical gloves, powder-free medical gloves, HypoClean(R) powder-free gloves, powder-free latex surgical gloves and high technology and scientific nitrile gloves in 1989, 1990, 1992, 1994 and 1995, respectively. In the fourth quarter of 1996, the Company formally launched its Safeskin 2000 powder-free latex surgical glove, which was developed through the use of computer-aided design (CAD) and a new rapid prototyping technique known as "laminated object manufacturing." The Company has recently developed a medical examination glove made of nitrile synthetic latex and has received clearance from the FDA to begin selling the gloves in the United States. Although the Company has continued to develop new products and expects to do so in the future, no assurance can be given that the new products will be accepted in the marketplace or will have similar growth rates.

      The Company's net sales are derived from the sale of finished products, net of allowable rebates provided by contract to distributors covering the resale of the Company's products in specific volumes to specified end user customers. Cost of goods sold includes all costs to manufacture the finished product plus related costs associated with ocean freight, customs duty and warehousing. Selling expenses include all salaries for sales and marketing staffs together with other related expenses such as sales commissions, travel costs, trade shows, advertising and delivery expenses. Research and development expenses include salaries for research and development staffs as well as expenses such as consulting, product testing and travel costs. General and administrative expenses include salaries for executives and administrative and information technology staffs, together with related expenses such as travel costs, insurance, facilities costs and consulting and professional fees. Income tax expenses are substantially less than statutory rates as a result of the tax free status of the Company's foreign manufacturing operations. During June 1994, the Company's Malaysian manufacturing operations were granted five additional years of tax free status retroactive to October 1, 1993, the date on which the original five year grant of tax free status expired. The Company's Thai manufacturing operations have been granted tax free status through 2003.

      The Company's medical glove distributor customers do not bill third-party reimbursement sources separately for purchases of the Company's gloves. Consequently, the timing and effect of third-party payments to hospitals and clinics do not have a material effect on the Company's operations or liquidity.

1996 COMPARED TO 1995

      Net sales for 1996 were $146,089,000 which represents a 24.8% increase over net sales of $117,014,000 in 1995. The predominant causes for the sales growth were the shift in product mix to higher priced powder-free gloves and an increase in unit volumes sold in the 1996 period as compared to the 1995 period.

      Cost of goods sold increased l1.3% from $75,756,000 for 1995 to $84,325,000 for 1996. As a percentage of net sales, cost of goods sold decreased from 64.7% in 1995 to 57.7% in 1996. This decrease in cost of goods sold as a percentage of net sales was principally attributable to improved operating efficiencies in the Thai facility as well as decreased raw material costs during the 1996 period. As a result of the above, gross profits increased 49.7% from $41,258,000 in 1995 to $61,764,000 in 1996.

      Selling expenses increased 9.8% from $16,120,000 in 1995 to $17,693,000 in 1996. As a percentage of net sales, selling expenses decreased from 13.8% in 1995 to 12.1% in 1996. The decrease in selling expenses as a percentage of net sales is primarily a result of selling expenses such as salaries, travel costs and delivery expenses remaining comparable to the prior year while sales have significantly increased over the prior year.

      Research and development expenses increased 47.9% from $1,493,000 in 1995 to $2,209,000 in 1996. As a percentage of net sales, research and development expenses increased from 1.3% in 1995 to 1.5% in 1996.

      General and administrative expenses increased 92.1% from $6,397,000 in 1995 to $12,287,000 in 1996. As a percentage of net sales, general and administrative expenses increased from 5.5% for the 1995 period to 8.4% for the 1996 period. The increase in general and administrative expenses as a percentage of net sales pertains primarily to increased costs associated with the continued investments in information technology to support the continued growth of the Company. Additional factors include increased compensation and facilities costs as well as expenses associated with the Company's secondary offering which was completed in January 1997.

      On December 13, 1996, the Company announced plans to move all of its remaining latex examination glove production from its Malaysian facility to its Thai facility in 1997. In connection with the move, the Company took a $3 million charge against earnings in the fourth quarter of 1996, reflected in the accompanying financial statements as a write-down of fixed assets. The Company anticipates that the move will improve profit margins in 1997 and future years due to the lower production costs at the Thai facility.

      Income from operations increased 54.2% from $17,248,000 in 1995 to $26,596,000 in 1996. Operating margins increased from 14.7% in 1995 to 18.2% in 1996. Income from operations, excluding the effects of the write-down of fixed assets, was $29,575,000 in 1996; representing an increase of 71.5% over the prior year. Operating margins, excluding the effects of the write-down of fixed assets, would have been 20.2% in 1996.

      Interest expense (income), net, decreased from $194,000 of interest expense in 1995 to $58,000 of interest income in 1996, and is primarily due to the Company's reduction of debt from $2,750,000 in 1995 to $0 in 1996.

      Other expense (income), net, increased from $163,000 of other income in 1995 to $133,000 of other expense in 1996. The increase in other expense was substantially due to losses experienced from foreign currency transactions in the Company's European subsidiaries in 1996.

      Provision for income taxes increased 26.4% from $2,326,000 in 1995 to $2,939,000 in 1996. The income tax provisions recorded in both 1995 and 1996 remain less than statutory rates due to the foreign tax free status.

      Net income increased 58.4% from $14,891,000 in 1995 to $23,582,000 in 1996 and the net income margin increased from 12.7% in 1995 to 16.1% in 1996 due to the foregoing factors. Net income, excluding the effects of the write-down of fixed assets, was $26,561,000 in 1996; representing an increase of 78.4% over the prior year. Net income margin, excluding the effects of the write-down of fixed assets, was 18.2% in 1996.

1995 COMPARED TO 1994

      Net sales for 1995 were $117,014,000 which represents a 39.1% increase over net sales of $84,142,000 in 1994. The predominant cause for the sales growth was higher unit volumes in the 1995 period as compared to the 1994 period. The Company's gross margins were negatively impacted by competitive pricing pressures beginning in the later part of 1994. In response to higher raw materials costs, the Company increased prices on most of its products in the United States beginning in the second quarter of 1995.

      Cost of goods sold increased 50.4% from $50,376,000 for 1994 to $75,756,000 for 1995. As a percentage of net sales, cost of goods sold increased from 59.9% in 1994 to 64.7% in 1995. The increase in cost of goods sold as a percentage of net sales is principally attributable to increased raw material costs coupled with competitive pricing pressures. Despite the significant increase in raw material costs in 1995, manufacturing costs benefited from greater operating efficiencies in the new Thai facility. The Company anticipates that these operating efficiencies will continue in 1996 as the Thai facility's production capacity increases. As a result of the above, gross profits increased 22.2% from $33,766,000 in 1994 to $41,258,000 in 1995.

      Selling expenses increased 38.0% from $11,685,000 in 1994 to $16,120,000 in 1995. As a percentage of net sales, selling expenses are comparable to the prior year, decreasing slightly from 13.9% in 1994 to 13.8% in 1995.

      Research and development expenses increased 52.8% from $977,000 in 1994 to $1,493,000 in 1995. As a percentage of net sales, research and development expenses increased from 1.1% in 1994 to 1.3% in 1995.

      General and administrative expenses increased 76.5% from $3,625,000 in 1994 to $6,397,000 in 1995. As a percentage of net sales, general and administrative expenses increased from 4.3% in 1994 to 5.5% in 1995. This increase in general and administrative expenses as a percentage of net sales pertains primarily to the formation of an Information Technology Department in fiscal year 1995 to support the growth of the Company. Additional factors include increased consulting, investor relations efforts and legal expenses as well as the costs associated with the relocation of the finance department to San Diego to consolidate the sales, marketing and finance areas of the Company.

      Income from operations decreased 1.3% from $17,479,000 in 1994 to $17,248,000 in 1995 and operating margins decreased from 20.8% in 1994 to 14.7% in 1995.

      Interest expense, net increased from $17,000 in 1994 to $194,000 in 1995. This increase resulted from additional debt incurred in 1995 to facilitate the growth of the Company.

      The excess of other income, net over other expense decreased from $825,000 in 1994 to $163,000 in 1995. This reflected a decrease in other income, primarily due to the reclassification in fiscal 1995 of scrap sale proceeds totaling approximately $688,000 as a reduction of cost of goods sold.

      Provision for income taxes decreased 40.7% from $3,920,000 in 1994 to $2,326,000 in 1995. During June 1994, the Company's Malaysian manufacturing operations were granted five additional years of tax free status retroactive to October 1, 1993. The income tax provisions recorded in both 1994 and 1995 remain less than statutory rates due to the foreign tax free status.

      Net income increased 3.6% from $14,367,000 in 1994 to $14,891,000 in 1995 and the net income margin decreased from 17.1% in 1994 to 12.7% in 1995 due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations generated approximately $30,937,000, $10,843,000, and $11,868,000 of cash during 1996, 1995 and 1994, respectively. Further, during 1996, 1995 and 1994, the Company acquired capital assets of approximately $20,230,000, $16,461,000, and $15,423,000, respectively, substantially all of which were for the expansion of the Company's foreign manufacturing operations. Included in the 1994, 1995 and 1996 amounts were approximately $10,645,000, $14,319,000 and $9,832,000, respectively, for the acquisition of land and the construction of plant and equipment at the Company's manufacturing facility in Hat Yai, Thailand.

      The Company is currently constructing a new production line in its Thai facility. The new production line, referred to by the Company as the "Grand Master," is expected to have the highest capacity of any glove production line in the world, equivalent in capacity to approximately eight of the existing production lines in this facility. Production and capital costs are expected to be reduced due to labor savings and higher unit production. Construction is expected to be completed by early 1997 and is being funded with internally generated cash. The Company plans to build two additional "Grand Master" lines by the end of 1997, construction of which is also being funded with internally generated cash.

      In addition, the Company is currently building a latex concentrate plant in Thailand. The output of the plant will supply latex concentrate to the Company's factories in Thailand and Malaysia to manufacture its disposable latex gloves. The Company expects that the first construction phase of this new plant will be completed in the first half of 1997 and that the final phase will be completed within three years and is expected to be funded with internally generated cash. This plant will allow the

Company to integrate more fully its manufacturing processes to gain better control over the quality, cost and reliability of latex supplies.

      The Company has outstanding contractual commitments at December 31, 1996 for the construction of plant and equipment in Malaysia and Thailand in the approximate amount of $3,200,000.

      On February 20, 1997, the Company announced the signing of a definitive agreement to acquire the synthetic glove business of Tactyl Technologies, Inc., a San Diego based developer and manufacturer of non-latex surgical gloves for the domestic and international markets. The agreement was finalized on March 24, 1997. The acquisition, which will be accounted for under the purchase method, includes an acquisition price of approximately $14 million payable at the closing, plus up to an additional $5 million contingent upon the Tactyl business achieving certain future sales and performance targets, including the development of the next generation of synthetic latex technology. The Company intends to pay for this acquisition with internally generated cash.

      The Company has a domestic two-year term credit facility for financing general working capital needs, up to a maximum of $25,000,000 in borrowings. As of December 31, 1996, there were no borrowings outstanding under this credit facility.

      The Company's foreign manufacturing subsidiaries have revolving lines of credit for financing general working capital needs up to approximately $13,700,000, of which there were no outstanding balances as of December 31, 1996. These borrowings are collateralized by all assets of the subsidiaries and are further supported by a guarantee of the Company.

INFLATION

      The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on its net sales or its profitability.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 1997 and beyond, the Company's liquidity and working capital, the Company's ability to generate additional efficiencies in its manufacturing facilities and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

      The most important factors that could prevent the Company from achieving its goals--and cause the assumptions underlying forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements--include, but are not limited to, the following;

- the competitive nature of the industry and the ability of the Company to continue to distinguish its products on the basis of quality, reliability and value, the ability of the Company to maintain strong distributor relationships, and the ability of the Company to maintain selling prices and anticipated volumes.
- the consistent availability, at budgeted prices, of raw rubber from independent growers and concentrate plant operators in Malaysia and Thailand.
- delays in the completion of or cost overruns on the Company's construction of its new production line, referred to by the Company as the "Grand Master", and latex concentrate plant in Thailand or the failure of such new line or plant to generate anticipated productivity and efficiencies.
- risks associated with investments and operations in foreign countries, particularly Thailand and Malaysia, including those related to local economic conditions, exchange rate fluctuations, governmental policies regarding foreign ownership of, or the economic value of manufacturing facilities, local regulatory requirements, tax holidays and political factors.
- adverse outcomes regarding product liability lawsuits or the ability to obtain sufficient product liability insurance coverage at reasonable rates.
- economic conditions in the healthcare industry, including the potential impact of industry consolidation and cost constraints on the end-user.
- changes in significant government regulations affecting the healthcare industry.
- the ability of the Company to protect its proprietary products, know-how and manufacturing processes.
- the ability of the Company to meet existing or future FDA regulations regarding the manufacture and sale of the Company's gloves.
-     changes in the Company's rates or basis of income taxation.
- possible obsolescence of the Company's primary product due to the development by competitors of new products, manufacturing processes or technologies including latex alternatives.

These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in other filings by the Company with the Securities and Exchange Commission.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



                                                                   Pages
                                                                   -----
CONSOLIDATED FINANCIAL STATEMENTS:

    Report of Independent Public Accountants                          21

    Consolidated Balance Sheets                                       22
     at December 31, 1996 and 1995

    Consolidated Statements of Operations
     for the years ended December 31, 1996, 1995 and 1994             23

    Consolidated Statements of Shareholders' Equity
     for the years ended December 31, 1996, 1995, and 1994            24

    Consolidated Statements of Cash Flows
     for the years ended December 31, 1996, 1995 and 1994             25

    Notes to Consolidated Financial Statements                     26-36

FINANCIAL STATEMENT SCHEDULES:

    Schedule I - Condensed Financial Information of
     Parent Company                                                37-39

    Schedule II- Valuation of Qualifying Accounts                     40

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of Safeskin Corporation:


We have audited the consolidated financial statements and the financial statement schedules of Safeskin Corporation and subsidiaries listed in the index on page 20 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Safeskin Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                            COOPERS & LYBRAND L.L.P.



San Diego, California
February 17, 1997

                              SAFESKIN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                          1996          1995
                                                                          ----          ----
ASSETS
Current assets:
  Cash and cash equivalents                                          $  16,265,468  $  2,086,972
  Accounts receivable, net of allowance of
    $665,000 and $321,000                                               19,848,253    17,521,996
  Inventory                                                             21,867,835    18,021,414
  Other current assets                                                   4,062,314     2,488,855
                                                                     -------------   -----------

          Total current assets                                          62,043,870    40,119,237

Property, plant and equipment, net                                      53,391,423    42,737,526
Deferred taxes and other assets                                          1,313,731     1,818,030
                                                                     -------------   -----------

          Total assets                                                $116,749,024  $ 84,674,793
                                                                     =============   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $   5,362,273  $  6,318,089
  Accrued liabilities                                                    8,371,962     5,745,663
                                                                     -------------  ------------
          Total current liabilities                                     13,734,235    12,063,752

Long term debt                                                                  --     2,750,000
                                                                     -------------   -----------

          Total liabilities                                             13,734,235    14,813,752

Commitments and contingencies

Shareholders' equity:

  Preferred stock; $.01 par value; 10,000,000
   shares authorized and no shares issued or
   outstanding in 1996 and 1995                                                 --            --
  Common stock; $.01 par value; 40,000,000 shares
   authorized; 25,811,048 and 24,961,062 shares
   outstanding in 1996 and 1995, respectively                              258,110       249,610
  Additional paid-in-capital                                            39,101,451    30,889,190
  Deferred compensation                                                         --    (1,012,895)
  Foreign currency translation adjustment                                  686,544       348,851
  Retained earnings                                                     62,968,684    39,386,285
                                                                      ------------   -----------
          Total shareholders' equity                                   103,014,789    69,861,041
                                                                      ------------  ------------
          Total liabilities and shareholders' equity                  $116,749,024  $ 84,674,793
                                                                      ============  ============

                   The accompanying notes are an integral part of these consolidated financial statements

                              SAFESKIN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                   ----------

                                                                1996               1995              1994
                                                                ----               ----              ----

Net sales                                                   $146,089,348       $117,014,207       $84,142,131
Cost of goods sold                                            84,325,513         75,756,616        50,375,777
                                                            ------------       ------------       -----------

    Gross profit                                              61,763,835         41,257,591        33,766,354
                                                            ------------       ------------       -----------

Operating expenses:
  Selling                                                     17,693,236         16,119,769        11,685,169
  Research and development                                     2,208,436          1,493,562           976,650
  General and administrative                                  12,286,798          6,396,666         3,625,076
  Write-down of fixed assets                                   2,979,146                 --                --
                                                            ------------       ------------       -----------

    Total operating expenses                                  35,167,616         24,009,997        16,286,895
                                                            ------------       ------------       -----------

    Income from operations                                    26,596,219         17,247,594        17,479,459

Interest expense (income), net                                   (58,337)           193,808            17,105
Other expense (income), net                                      133,278           (162,884)         (824,721)
                                                            ------------       ------------       -----------

Income before income tax provision                            26,521,278         17,216,670        18,287,075

Income tax provision                                           2,938,879          2,325,972         3,920,000
                                                            ------------       ------------       -----------

Net income                                                  $ 23,582,399       $ 14,890,698       $14,367,075
                                                            ============       ============       ===========

Per share amounts:
Earnings per share of common stock and common stock
equivalents:
      Primary                                               $        .85       $        .58       $       .57
      Fully diluted                                                  .84                .58               .57

Weighted average number of shares of
common stock and common stock
equivalents outstanding
      Primary                                                 27,775,334         25,605,102        25,391,458
      Fully diluted                                           28,186,570         25,605,102        25,391,458



                   The accompanying notes are an integral part of these consolidated financial statements

                              SAFESKIN CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                             FOREIGN
                                     COMMON STOCK          ADDITIONAL       CURRENCY
                                 --------------------        PAID-IN       TRANSLATION      DEFERRED      RETAINED
                                 SHARES        AMOUNT        CAPITAL        ADJUSTMENT    COMPENSATION    EARNINGS        TOTAL
                                 ------        ------        -------        ----------    ------------    --------        -----

Balance, January 1, 1994       24,506,354     $245,064     $28,932,415    $    (555,965)   $        --   $10,128,512  $  38,750,026
Exercise of common stock
  options                          23,000          230         131,770               --             --            --        132,000
Foreign currency
  translation adjustment               --           --              --        1,010,955             --            --      1,010,955
Net income                             --           --              --               --             --    14,367,075     14,367,075
                              -----------     --------     -----------    -------------   ------------   -----------  -------------

Balance, December 31, 1994     24,529,354      245,294      29,064,185          454,990             --    24,495,587     54,260,056

Exercise of common stock
  options                         231,708        2,316         352,005               --             --            --        354,321
Foreign currency
  translation adjustment               --           --              --         (106,139)            --            --       (106,139)
Deferred compensation
  related to stock grant          200,000        2,000       1,473,000               --     (1,475,000)           --             --
Amortization of deferred
  compensation related to
  stock grant                          --           --              --               --        462,105            --        462,105
Net income                             --           --              --               --             --    14,890,698     14,890,698
                              -----------     --------     -----------    -------------   ------------   -----------  -------------

Balance, December 31, 1995     24,961,062      249,610      30,889,190          348,851     (1,012,895)   39,386,285     69,861,041

Exercise of common stock
  options                         966,654        9,667       5,342,257               --             --            --      5,351,924
Foreign currency
  translation adjustment               --           --              --          337,693             --            --        337,693
Forfeited stock related to
  stock grant                    (116,668)      (1,167)       (859,259)              --        860,426            --             --
Amortization of deferred
  compensation related to
  stock grant                          --           --              --               --        152,469            --        152,469
Tax benefit from exercise
  of options                           --           --       3,729,263               --             --            --      3,729,263
Net income                             --           --              --               --             --    23,582,399     23,582,399
                              -----------     --------     -----------    -------------   ------------   -----------  -------------
Balance, December 31, 1996     25,811,048     $258,110     $39,101,451    $     686,544    $        --   $62,968,684  $ 103,014,789
                              ===========     ========     ===========    =============   ============   ===========  =============

        The accompanying notes are an integral part of these consolidated financial statements

                              SAFESKIN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                      1996             1995               1994
                                                  ------------     ------------       ------------
Cash flows from operating activities:
  Net income                                      $ 23,582,399     $ 14,890,698       $ 14,367,075
  Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                   6,094,758        3,772,090          2,234,320
     Write-down of fixed assets                      2,979,146               --                 --
     Loss (gain) on sale of equipment                   57,919          (56,493)            14,731
     Deferred taxes                                 (2,287,424)        (144,000)          (565,000)
     Amortization of deferred compensation             152,469          462,105                 --
  Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                            (2,319,400)      (3,395,844)        (3,154,051)
     Inventory                                      (3,895,369)      (8,630,091)        (1,489,426)
     Other assets                                    1,161,148       (1,149,137)        (1,858,805)
   Increase in:
     Accounts payable and accrued liabilities        5,411,489        5,093,564          2,319,043
                                                  ------------     ------------       ------------
   Net cash provided by operating activities        30,937,135       10,842,892         11,867,887
                                                  ------------     ------------       ------------
Cash flows from investing activities:
  Purchases of property, plant and equipment       (20,230,415)     (16,460,874)       (15,422,720)
  Proceeds from sale of equipment                       36,519          101,950            115,156
                                                  ------------     ------------       ------------
   Net cash used by investing activities           (20,193,896)     (16,358,924)       (15,307,564)
                                                  ------------     ------------       ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock             5,351,924          354,321            132,000
  Increase (decrease) in long-term debt             (2,750,000)       2,750,000                 --
                                                  ------------     ------------       ------------
   Net cash provided by financing activities         2,601,924        3,104,321            132,000
                                                  ------------     ------------       ------------

Effect of exchange rate changes on cash                833,333          (82,734)           121,932
                                                  ------------     ------------       ------------

Net increase (decrease) in cash and cash
  equivalents                                       14,178,496       (2,494,445)        (3,185,745)
Cash and cash equivalents at beginning of year       2,086,972        4,581,417          7,767,162
                                                  ------------     ------------       ------------
Cash and cash equivalents at end of year          $ 16,265,468     $  2,086,972       $  4,581,417
                                                  ============     ============       ============

Supplemental cash flow information:
   Amounts paid for:
     Interest                                     $    133,550     $    113,637       $     17,105
     Income taxes                                 $  1,831,678     $  2,275,000       $  3,550,000

                   The accompanying notes are an integral part of these consolidated financial statements

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------


 1.   Description of Business:

      Safeskin Corporation (the "Company") is a leading manufacturer of high quality disposable latex gloves for medical, dental, scientific, and high-technology markets. The Company manufactures its products in Malaysia and Thailand for sale primarily in the United States.

 2.   Significant Accounting Policies:

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries after elimination of all significant intercompany transactions and accounts.

      Foreign Currency Translation

      The accounts of the Company's foreign subsidiaries are measured using local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates in effect during the year. Net currency exchange gains or losses resulting from such translation are excluded from net income and accumulated in a separate component of shareholders' equity. Gains and losses from foreign currency transactions, which are not significant, are included in cost of goods sold.

      Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Additions and improvements are capitalized, while maintenance and repairs are expensed when incurred. Asset and accumulated depreciation accounts are relieved for dispositions with resulting gains or losses recorded in the statements of operations. Depreciation of plant and equipment is computed over estimated useful lives using the straight-line method as follows:

            Building and improvements            10 to 50 years
            Machinery and equipment               3 to 10 years
            Office furniture and equipment        3 to 10 years

      Inventory

      Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market, determined on a net realizable value basis. Consideration is given to obsolescence and other factors in evaluating net realizable value.

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------



2.    Significant Accounting Policies, continued:

      Income Taxes

      The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities, and net operating loss carryforwards to the extent that realization of such benefits is more likely than not. The provision for income taxes consists of taxes payable for the year and the changes during the year of deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

      Cash and Cash Equivalents

      The Company considers highly liquid investments, those with maturities of less than three months when acquired, to be cash equivalents.

      Net Income Per Share

      Net income per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common stock equivalents. Common stock options are common stock equivalents and are included in the weighted average number of common shares outstanding using the treasury stock method.

      Revenue Recognition

      The Company recognizes revenue upon shipment of products to customers.

      Research and Development Expenses

      Expenditures for research and development of new products are expensed as incurred. Research and development expenses incurred by the Company were approximately $2,209,000, $1,493,000 and $977,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------



2.    Significant Accounting Policies, continued:

      Shareholders' Equity

      On November 14, 1996, the Company authorized a two-for-one stock split of its common stock to be effective in the form of a stock dividend distributed on January 2, 1997 to shareholders of record at the close of business on November 29, 1996. The holders of the Company's common stock received a stock dividend at the rate of one share of common stock for each share of common stock owned. The stated par value of each share was not changed from $.01. A total of $129,055, $124,805 and $122,647 was reclassified from the Company's additional paid-in capital account to the Company's common stock account for the years ending December 31, 1996, 1995 and 1994, respectively. All share and per share amounts have been retroactively restated to reflect the stock split.

      Stock Based Compensation

      Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the grant price.

3.    Inventory:

      Inventory at December 31, 1996 and 1995 consisted of:

                                      1996              1995
                                      ----              ----
         Raw materials         $ 1,919,992       $ 2,004,997
         Work in process           114,443           131,868
         Finished goods         19,833,400        15,884,549
                               -----------       -----------
                               $21,867,835       $18,021,414
                               ===========       ===========

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------


4.    Property, Plant and Equipment:

      Property, plant and equipment at December 31, 1996 and 1995 consisted of:

                                                     1996              1995
                                                     ----              ----
         Land                                 $ 6,902,944       $ 5,939,893
         Building and improvements              9,277,472         7,671,839
         Machinery and equipment               37,624,679        31,852,818
         Office furniture and equipment         5,947,480         2,962,190
         Construction in progress               6,982,522         3,291,436
                                              -----------       -----------
                                               66,735,097        51,718,176
         Less accumulated depreciation         13,343,674         8,980,650
                                              -----------       -----------
                                              $53,391,423       $42,737,526
                                              ===========       ===========

      Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of ("SFAS 121"), requires the evaluation of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

      In December 1996, the Company announced plans to move all of its latex examination glove production from its Malaysia facility to its Thai Facility in 1997. In connection with the move, under the provisions of SFAS 121, the Company took an approximately $3 million charge against earnings that is reflected in the accompanying financial statements as a write-down of fixed assets.

5.    Accrued Liabilities:

      Accrued liabilities at December 31, 1996 and 1995 consisted of:

                                                       1996              1995
                                                       ----              ----
         Accrued salary and bonuses              $3,796,037        $1,769,230
         Accrued commissions                        579,447           257,138
         Income taxes payable (receivable)          (21,127)        1,148,446
         Other                                    4,017,605         2,570,849
                                                 ----------        ----------
                                                 $8,371,962        $5,745,663
                                                 ==========        ==========


6.    Due to Banks and Other Financial Institutions:

      During 1996, the Company entered into an unsecured domestic two-year term credit facility for financing general working capital needs up to a maximum of $25,000,000. Obligations under this arrangement are due July 15, 1998 and bear interest at the London Interbank Offered Rate (LIBOR) plus 1.0% or the banks' reference rate. The credit facility specifies various financial covenants such as minimum quick ratio, tangible net worth, and debt to equity. As of December 31, 1996, there were no borrowings outstanding under this credit facility.

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------


6.    Due to Banks and other Financial Institutions, continued:

      Foreign credit facilities, including working capital provisions and term loans, up to a maximum of approximately $13,700,000, are collateralized by all assets of the Company's principal foreign subsidiaries. These facilities bear interest ranging from 1% to 1.6% over the base lending rate or the discount rate of the foreign banks (8.0% to 9.4% at December 31, 1996 and 1995). These facilities are guaranteed by the Company and prohibit the payment of dividends to the Company. As of December 31, 1996 and 1995, there were no borrowings outstanding under these foreign credit facilities.

7.    Foreign Operations:

      The Company has wholly-owned subsidiaries that operate manufacturing facilities in the countries of Malaysia and Thailand. Principally all of the subsidiaries' sales are to the Company and are, therefore, eliminated in consolidation. Further, the Company has wholly-owned subsidiaries in Germany, The Netherlands and United Kingdom that operate as distributors. Substantially all product sales were domestic for the years ended December 31, 1996, 1995 and 1994.

      Included in the consolidated balance sheets are the following domestic and foreign components at December 31, 1996 and 1995:

                                                       1996              1995
                                                       ----              ----
         Current assets:
            Domestic                               $ 50,184,459       $31,047,431
            Foreign                                  11,859,411         9,071,806
                                                   ------------       -----------
                                                   $ 62,043,870       $40,119,237
                                                   ============       ===========
         Property, plant and equipment, net:
            Domestic                               $  4,052,660       $ 1,079,296
            Foreign                                  49,338,763        41,658,230
                                                   ------------       -----------
                                                   $ 53,391,423       $42,737,526
                                                   ============       ===========
         Other assets:
            Domestic                               $    358,252       $ 1,398,613
            Foreign                                     955,479           419,417
                                                   ------------       -----------
                                                   $  1,313,731       $ 1,818,030
                                                   ============       ===========
         Total assets:
            Domestic                               $ 54,595,371       $33,525,340
            Foreign                                  62,153,653        51,149,453
                                                   ------------       -----------
                                                   $116,749,024       $84,674,793
                                                   ============       ===========

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------


8.   Income Taxes:

     The income tax provision for the years ended December 31, 1996, 1995 and 1994, consists of the following:

                               1996              1995              1994
                               ----              ----              ----
         Current:
            Federal         $3,078,000        $1,903,000        $3,615,000
            State              312,000           451,000           857,000
            Foreign             (5,000)          116,000            13,000
                            ----------        ----------        ----------

                             3,385,000         2,470,000         4,485,000
                            ----------        ----------        ----------
         Deferred:
            Federal           (433,000)         (109,000)         (459,000)
            State              (13,000)          (35,000)         (109,000)
            Foreign                 --                --             3,000
                            ----------        ----------        ----------

                              (446,000)         (144,000)         (565,000)
                            ----------        ----------        ----------
         Total taxes:
            Federal          2,645,000         1,794,000         3,156,000
            State              299,000           416,000           748,000
            Foreign             (5,000)          116,000            16,000
                            ----------        ----------        ----------

                            $2,939,000        $2,326,000        $3,920,000
                            ==========        ==========        ==========

     The significant components of the net deferred tax asset as of December 31, 1996 and 1995 were as follows:

                                                               1996               1995
                                                               ----               ----
         Deferred tax assets:
         Depreciation, capital allowances and NOL's       $ 5,044,000        $ 2,840,000
         Bad debt reserves                                    382,000            127,000
         Rebate reserves                                      179,000            203,000
         Inventory reserves                                   481,000            201,000
         Deferred compensation                                182,000            182,000
         Other                                                107,000             (4,000)
                                                          -----------        -----------
                                                            6,375,000          3,549,000
         Other liabilities                                 (2,993,000)                --
         Valuation allowance                               (3,379,000)        (2,840,000)
                                                          -----------        -----------

                                                          $     3,000        $   709,000
                                                          ===========        ===========

   A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance primarily attributable to depreciation and capital allowances pertaining to the Malaysian subsidiary. Deferred income taxes resulting from the tax effect of cumulative temporary differences between the foreign subsidiaries' book and tax bases of certain assets and liabilities, are a net asset subject to a 100% valuation allowance since realization is considered uncertain. The net change in the total valuation allowance for the year ended December 31, 1996 was an increase of $537,000 and for the year ended December 31, 1995 was a decrease of $1,654,000.

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------


8.   Income Taxes, continued:

     A reconciliation between the actual income tax expense and income taxes computed by applying the statutory income tax rates to earnings before income taxes is as follows:

                                                    1996               1995               1994
                                                    ----               ----               ----
         Computed federal income tax             $ 2,502,000        $ 1,820,000        $ 3,333,000
         Computed foreign income tax               8,465,000          3,711,000          2,784,000
         Computed state income tax, net              197,000            492,000            476,000
         Benefit of foreign pioneer status        (8,438,000)        (3,607,000)        (2,768,000)
         Other, net                                  213,000            (90,000)            95,000
                                                 -----------        -----------        -----------
                                                 $ 2,939,000        $ 2,326,000        $ 3,920,000
                                                 ===========        ===========        ===========

     In Malaysia, the subsidiary company has been granted pioneer status under that country's Promotion of Investment Act of 1986. As a result of this pioneer status, the subsidiary company is exempt from paying tax on the profit earned from pioneer products through September 1998. In Thailand, the subsidiary company has been granted exempt status through 2003 under that country's Investment Promotion Act with respect to profit earned. The benefit of foreign tax exempt status on net income per share was $.30, $.14 and $.11 during 1996, 1995 and 1994, respectively.

     At December 31, 1996, $62,770,000 of foreign subsidiary net earnings are considered by the Company to be permanently invested in those subsidiaries primarily due to the prohibition of the payment of dividends as restricted by the foreign credit facilities. Accordingly, U.S. income taxes have not been provided for such earnings. It is not practicable to determine the amount of unrecognized deferred tax liabilities associated with such earnings.

     At December 31, 1996, the Company has net operating loss carryovers of approximately $4,800,000 $2,264,000, and $1,441,000, for federal, state and foreign tax purposes. At December 31, 1995, the Company had foreign net operating loss carryovers of $1,161,000. These carryovers expire in various years from 2002 through 2012.

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------


9.   Commitments and Contingencies:

     At December 31, 1996, approximate future minimum rental payments applicable to noncancelable operating leases for office and warehouse space were as follows:

                   1997                     $835,000
                   1998                      689,000
                   1999                      647,000
                   2000                      672,000
                   2001 and thereafter        56,000

      Rent expense for the years ended December 31, 1996, 1995 and 1994 was $1,144,000, $695,000 and $590,000, respectively.

      The Company has outstanding contractual commitments at December 31, 1996 for the construction of plant and equipment in Malaysia and Thailand in the approximate amount of $3,200,000.

      Litigation

      The Company is the defendant in certain product liability lawsuits occurring in the normal course of business. Management has referred the defense of these cases to insurance carriers. The Company maintains levels of insurance coverage which it believes will be adequate to cover the cost of the legal defense of these suits. Although the ultimate outcome of these matters is uncertain, if such insurance coverage is not sufficient to meet damages for which the Company may be found liable, a negative outcome related to these matters could have a material, adverse affect on the Company's financial condition or results from operations.

10.   Equity Compensation Plan and Stock Options:

      The Company's Equity Compensation Plan (the "Plan"), adopted in 1993, provides for the issuance of stock options, stock appreciation rights and restricted stock to eligible directors and certain employees. The Company has reserved 6,000,000 shares of common stock for issuance under the Plan.

      All stock options are granted at a price not less than the fair market value on the date the option is granted. The stock options granted can be exercised over periods of zero to ten years from the date of grant and will expire ten years from the date of grant.

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------


10.   Equity Compensation Plan and Stock Options, continued:

      The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation costs for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                                                 1996              1995
                                                 ----              ----
         Net income:
             As reported                  $23,582,399       $14,890,698
             Pro forma                    $21,221,580       $14,767,818

         Net income per common share:
             As reported                  $       .85       $       .58
             Pro forma                    $       .76       $       .58

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of 0%; expected volatility of 52.7%; risk-free interest rate ranging from 5.0% to 7.2%; and expected lives of 3 to 8 years.

      Stock option activity for the years ended December 31, 1996 and 1995 was as follows:

                                                                Weighted-Average
                                                 Options              Price
                                                ----------      ----------------
         Outstanding at January 1, 1995          4,254,000            $ 6.87
             Granted                               298,000            $ 6.72
             Exercised                             (55,000)           $ 6.07
             Forfeited                            (306,200)           $ 7.11
                                                ----------            ------

         Outstanding at December 31, 1995        4,190,800            $ 6.85
             Granted                             1,466,400            $12.24
             Exercised                            (878,300)           $ 6.08
             Forfeited                            (159,400)           $ 7.19
                                                ----------            ------

         Outstanding at December 31, 1996        4,619,500            $ 8.69
                                                ==========            ======

             Shares exercisable                  1,316,900            $ 6.61
                                                ==========            ======

     As of December 31, 1996, options outstanding have exercise prices between $5.00 and $25.88 and a weighted-average remaining contractual life of 8 years.

     During 1995, the Company issued a restricted stock grant of 200,000 shares at $7.38, the fair market value at date of grant, to a former executive of the Company. Restrictions on the shares granted lapse in five annual

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

10.  Equity Compensation Plan and Stock Options, continued:

     installments beginning in January of 1996 through January 2000. During 1996, 116,668 shares relating to this restricted stock grant were forfeited, in conjunction with the terms of a separation agreement between the Company and the former executive.

     In August 1990, the Company granted an option to an employee, which expires July 2000, to purchase 441,770 shares of common stock at an option price of $.12 per share. The option provides for the exercise of 88,354 shares at the grant date and the exercise of 88,354 shares annually from April 1994 through April 1997. At December 31, 1996, options to acquire 353,416 shares had been exercised and none are exercisable.

11.  Major Customers and Concentrations of Credit Risk:

     Major customers are those that individually account for more than 10% of the Company's consolidated net sales. During 1996, three customers accounted for approximately 22.5%, 21.7% and 7.9% of consolidated net sales. During 1995, three customers accounted for approximately 30.3%, 29.8% and 8.2% of consolidated net sales. During 1994, three customers accounted for approximately 34.1%, 18.1% and 10.8% of consolidated net sales.

     Substantially all of the Company's sales are to medical supply distribution companies. This could unfavorably affect the Company's overall exposure to credit risk inasmuch as these customers could be affected by similar economic or other conditions. At December 31, 1996, approximately 50.2% of the net receivables were represented by three customers. At December 31, 1995, approximately 48.7% of net receivables were represented by three customers. At December 31, 1994, approximately 40.1% of net receivables were represented by three customers. Historically, the Company's uncollectable accounts receivable have not been significant, and typically the Company does not require collateral for its receivables.

     In addition, in assessing its concentration of credit risk related to cash and cash equivalents, the Company places its cash and cash equivalents, which may at times exceed FDIC insurance limits, in foreign and domestic financial institutions.

12.  Employee Benefits:

     In 1995, the Company established and implemented a 401(k) defined contribution plan (the "401(k) Plan") available to eligible employees who have completed at least one year of service. Participants may defer, until termination of employment with the Company, salary up to the limit imposed by the Internal Revenue Code for any calendar year. In 1996, contributions were matched by the Company in an amount equal to 33-1/3% of the participant's contribution. For the year ended December 31, 1996, the Company incurred costs of approximately $139,000 in connection with the 401(k) Plan.

                              SAFESKIN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------


13.    Quarterly Financial Data (Unaudited):

       Summarized quarterly financial data for the periods ended December 31, 1996 and 1995 is as follows (in thousands except per share amounts):

                                                                                                  NET INCOME
                                   REVENUES           GROSS PROFIT            NET INCOME          PER SHARE
                                   --------           ------------            ----------          ---------
           1996:
           December 31               $39,555               $17,806                $4,891                $.17
           September 30               37,492                16,470                 7,052                 .25
           June 30                    35,987                14,219                 6,189                 .22
           March 31                   33,055                13,269                 5,450                 .21

           1995:
           December 31               $32,736               $12,262                $4,532                $.17
           September 30               32,441                11,531                 4,127                 .16
           June 30                    29,244                 9,334                 3,135                 .13
           March 31                   22,593                 8,131                 3,097                 .12


      Primary and fully diluted net income per share amounts are the same for all quarterly periods presented except for the quarter ended March 31, 1996. Fully diluted net income per share for the three months ended March 31, 1996 was $0.20.

14.   Subsequent Events (unaudited):

      On February 20, 1997, the Company signed an agreement to acquire the synthetic glove business of Tactyl Technologies, Inc., a San Diego based developer and manufacturer of non-latex surgical gloves for the domestic and international markets. The agreement was finalized on March 24, 1997. The acquisition, which will be accounted for under the purchase method, includes an acquisition price of approximately $14 million payable at the closing, plus up to an additional $5 million contingent upon the Tactyl business achieving certain future sales and performance targets, including the development of the next generation of synthetic latex technology.

                              SAFESKIN CORPORATION
                              (PARENT COMPANY ONLY)

                                   SCHEDULE I
                CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

         The following condensed financial statements reflect those of the parent company only. The parent company has accounted for its subsidiaries on the equity method of accounting.

         The subsidiaries of the parent company have entered into various debt agreements with banking institutions in which the most restrictive covenant prohibits any payment of dividends to the parent company.

         All footnote disclosures have been omitted because all the information is included in the Safeskin Corporation consolidated financial statements included elsewhere in this Report.


                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                      1996                 1995
                                                                      ----                 ----
ASSETS
Current assets:
  Cash and cash equivalents ................................     $ 14,514,225        $      61,865
  Accounts receivable ......................................       18,075,373           16,332,383
  Inventory ................................................       26,358,943           18,756,290
  Other current assets .....................................          635,919              496,894
                                                                 ------------        -------------
    Total current assets ...................................       59,584,460           35,647,432
  Investment in and advances to wholly-owned subsidiaries ..       87,842,651           66,276,420
  Property, plant and equipment, net .......................        4,052,660            1,079,296
  Deferred taxes and other assets ..........................          358,252            1,398,613
                                                                 ------------        -------------
    Total assets ...........................................     $151,838,023        $ 104,401,761
                                                                 ============        =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities .................     $  6,705,828        $   4,696,638
  Payable to wholly-owned subsidiaries .....................       42,117,406           27,094,082
                                                                 ------------        -------------
    Total current liabilities ..............................       48,823,234           31,790,720
Long-term debt .............................................               --            2,750,000
                                                                 ------------        -------------
    Total liabilities ......................................       48,823,234           34,540,720
Shareholders' equity:
  Common stock .............................................          258,110              249,610
  Additional paid-in-capital ...............................       39,101,451           30,889,190
  Deferred compensation ....................................               --           (1,012,895)
  Foreign currency translation adjustment ..................          686,544              348,851
  Retained earnings ........................................       62,968,684           39,386,285
                                                                 ------------        -------------
    Total shareholder's equity .............................      103,014,789           69,861,041
                                                                 ------------        -------------
    Total liabilities and shareholders' equity .............     $151,838,023        $ 104,401,761
                                                                 ============        =============

                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               1996                   1995                 1994
                                                               ----                   ----                 ----
Net sales ........................................        $ 128,614,248         $ 109,959,572         $ 82,096,964
Cost of goods sold ...............................           95,576,710            81,255,007           56,896,233
                                                          -------------         -------------         ------------
         Gross profit ............................           33,037,538            28,704,565           25,200,731
                                                          -------------         -------------         ------------

Operating expenses:
         Selling .................................           15,935,764            19,761,304           10,611,922
         Research and development ................            1,676,684             1,411,109              913,151
         General and administrative ..............           12,286,798             6,396,666            3,625,076
                                                          -------------         -------------         ------------
           Total operating expenses ..............           29,899,246            27,569,079           15,150,149
                                                          -------------         -------------         ------------
           Income from operations ................            3,138,292             1,135,486           10,050,582
Interest expense (income), net ...................              (58,337)              130,738                   --
Other expense (income), net ......................             (168,603)              213,806             (352,168)
Equity in net income of wholly-owned subsidiaries           (23,156,046)          (16,425,728)          (7,884,325)
                                                          -------------         -------------         ------------
         Income before income tax provision ......           26,521,278            17,216,670           18,287,075
Income tax provision .............................            2,938,879             2,325,972            3,920,000
                                                          -------------         -------------         ------------
         Net income ..............................        $  23,582,399         $  14,890,698         $ 14,367,075
                                                          =============         =============         ============

                              SAFESKIN CORPORATION
                              (Parent Company Only)

                            SCHEDULE I - (Continued)
                       CONDENSED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994

                                                                  1996                 1995                 1994
                                                                  ----                 ----                 ----
Cash flows from operating activities:
  Net income .........................................        $ 23,582,399         $ 14,890,698         $ 14,367,075
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation and amortization ....................             761,231              207,801              149,919
    Loss on sale of equipment ........................               6,542                8,423                4,787
    Deferred taxes ...................................          (2,287,424)            (144,000)            (565,000)
    Amortization of deferred compensation ............             152,469              462,106                   --
    Undistributed net income of wholly-owned
    subsidiaries .....................................         (23,156,046)         (16,425,728)          (7,884,325)
  Change in operating assets and liabilities:
    (Increase) decrease in:
      Accounts receivable ............................          (1,742,990)          (2,407,311)          (3,466,994)
      Inventory ......................................          (7,602,653)         (10,675,808)            (143,597)
      Other assets ...................................           3,188,760             (686,187)            (120,358)
    Increase in:
      Accounts payable and other accrued liabilities .           5,738,454            2,154,409            1,054,979
      Payable to wholly-owned subsidiaries ...........          15,023,324           16,744,408            6,119,662
                                                              ------------         ------------         ------------
    Net cash provided by operating activities ........          13,664,066            4,128,811            9,516,148
                                                              ------------         ------------         ------------

Cash flows from investing activities:
Decrease (increase) in investment in and advances to
  wholly-owned subsidiaries ..........................           1,927,507           (8,247,150)         (14,191,135)
Purchase of property, plant and equipment ............          (3,750,137)            (732,123)            (308,854)
  Proceeds from sale of equipment ....................               9,000                7,000                  500
                                                              ------------         ------------         ------------
    Net cash used by investing activities ............          (1,813,630)          (8,972,273)         (14,499,489)
                                                              ------------         ------------         ------------

Cash flows from financing activities:
  Increase (decrease) in long-term debt ..............          (2,750,000)           2,750,000                   --
  Proceeds from issuance of common stock .............           5,351,924              354,321              132,000
                                                              ------------         ------------         ------------
    Net cash provided by financing activities ........           2,601,924            3,104,321              132,000
                                                              ------------         ------------         ------------

  Net increase (decrease) in cash and cash equivalents          14,452,360           (1,739,141)          (4,851,341)

  Cash and cash equivalents at beginning of year .....              61,865            1,801,006            6,652,347
                                                              ------------         ------------         ------------
  Cash and equivalents at end of year ................        $ 14,514,225         $     61,865         $  1,801,006
                                                              ============         ============         ============

                              SAFESKIN CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                        December 31, 1996, 1995 and 1994

                                                       BALANCE AT         CHARGES TO                            BALANCE AT
                                                      DECEMBER 31,        COSTS AND                            DECEMBER 31,
     DESCRIPTION                                           1995            EXPENSES          DEDUCTIONS              1996
     -----------                                           ----            --------          ----------              ----
 Allowance for doubtful accounts receivable.....       $ 321,000          $ 344,000             --               $ 665,000
 Allowance for inventory cost to net
    realizable value............................       $ 180,000          $ 932,000             --              $1,112,000



                                                       BALANCE AT         CHARGES TO                            BALANCE AT
                                                      DECEMBER 31,        COSTS AND                            DECEMBER 31,
     DESCRIPTION                                           1994            EXPENSES          DEDUCTIONS              1995

 Allowance for doubtful accounts receivable.....       $ 311,000          $ 480,000          $ 470,000           $ 321,000
 Allowance for inventory cost to net
    realizable value............................       $ 406,780             ___             $ 226,780           $ 180,000





                                                      BALANCE AT        CHARGES TO                             BALANCE AT
                                                     DECEMBER 31,        COSTS AND                            DECEMBER 31,
  DESCRIPTION                                              1993          EXPENSES           DEDUCTIONS              1994

 Allowance for doubtful accounts                       $ 320,000         $ 92,906           $ 101,906           $ 311,000
 receivable..............................
 Allowance for inventory cost to net
    realizable value.....................              $ 115,000         $ 291,780             --               $ 406,780

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III

ITEM 10, 11, 12 and 13.

         The information required under these items is contained in the Company's 1997 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end. This information is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)      DOCUMENTS FILED AS A PART OF THIS REPORT:

               1. Financial Statements

               The financial statements required by this item are included and listed in the accompanying Index to Consolidated Financial Statements and Schedules in Part II, Item 8 of this Report.

               2. Financial Statement Schedules

               The financial statement schedules required by this item are included and listed in the accompanying Index to Consolidated Financial Statements and Schedules in Part II, Item 8 of this Report.

               3. Exhibits:

               The following is a list of all exhibits filed as a part of this
               Report:

   EXHIBIT     DESCRIPTION OF DOCUMENT


     3.1       Amended and Restated Articles of Incorporation*

     3.2       Bylaws*

     10.1      Safeskin Corporation Amended and Restated Equity Compensation
               Plan*

     10.2 Employment Agreement, dated June 15, 1993, between Neil K. Braverman and Safeskin Corp.*

     10.3 Employment Agreement, dated June 15, 1993, between Richard Jaffe and Safeskin Corp.*

     10.4 Office Lease Agreement, dated November 14, 1989, between Crocker Center Associates IV, Ltd. and Safeskin Corp.*

     10.5 Standard Industrial Sublease, dated April 14, 1993, between Tri Gem Computer, Inc. and Safeskin Corporation*

     10.6 Lease, dated August 7, 1992, between Merritt-Bavar Limited Partnership and Safeskin Corporation*


     10.7 Accounts Financing Agreement, dated February 27, 1989, between Congress Financial Corporation (Florida) and Safeskin Corp., and amendment thereto*

     10.8 Promissory Note, dated November 9, 1993, by Safeskin Corp. to Bankers Trust Company*

   EXHIBIT     DESCRIPTION OF DOCUMENT
   -------     -----------------------

     10.9 Promissory Note, dated December 31, 1991, by Safeskin Corp. to The Jaffe Family Partnership*

     10.10 Promissory Note, dated July 23, 1992, by Safeskin Corp. to Mr. Neil K. Braverman*

     10.11 Promissory Note, dated December 21, 1992, by Safeskin Corp. to Mr. Neil K. Braverman*

     10.12 Promissory Note, dated December 21, 1992, by Safeskin Corp. to The Jaffe Family Partnership*

     10.13 Letter of Offer of Banking Facilities, dated November 25, 1992, by Perwira Habib Bank Malaysia Berhad to Safeskin Corporation (Malaysia) Sdn. Bhd., and amendment thereto*

     10.14 Letter of Offer of Banking Facilities, dated March 4, 1992, by Standard Chartered Bank to Safeskin Corporation (M) Sdn. Bhd.*

     10.15 Guarantee, dated February 3, 1992, by Safeskin Corp. to Standard Chartered Bank*

     10.16 Letter of Offer of Banking Facilities, dated January 30, 1992, by Perwira Habib Bank Malaysia Berhad to Safeskin Latex Company Sdn. Bhd.*

     10.17 Corporate Guarantee, dated March 24, 1992, by Safeskin Corporation (Malaysia) Sdn. Bhd. to Perwira Habib Bank Malaysia Berhad*

     10.18 Debenture, dated June 27, 1991, between Safeskin Corporation (Malaysia) Sdn. Bhd. and Perwira Habib Bank Malaysia Berhad*

     10.19 Debenture, dated March 10, 1992, between Safeskin Corporation (Malaysia) Sdn. Bhd. and Perwira Habib Bank Malaysia Berhad*

     10.20 Debenture, dated June 1, 1992, between Safeskin Corporation (M) Sdn. Bhd. and Standard Chartered Bank*

     10.21 Corporate Guarantee, dated February 8, 1993, by Safeskin Corporation to Perwira Habib Bank Malaysia Berhad*

     10.22 Letter of Offer of Banking Facilities, dated December 28, 1992, by The Hong Kong and Shanghai Banking Corporation Limited to Safeskin Corporation (M) Bhd. Sdn.

     10.23 Continuing Guaranty, dated February 22, 1993, by Safeskin Corp. to The Hong Kong and Shanghai Banking Corporation Limited*

     10.24 Agreement, dated December 7, 1992, between Norsechem Latex Products (M) Sdn. Bhd. and Safeskin Corporation (M) Sdn. Bhd.*

     10.25 Corporate Guarantee and Indemnity, dated February 18, 1993, by Safeskin Corp. to Norsechem Latex Products (M) Sdn. Bhd. and Synthetic Bakelites (Malaysia) Sdn. Bhd.*

     10.26 Bank Guarantee and Indemnity, dated February 27, 1993, The Hong Kong and Shanghai Banking Corporation Limited to Synthetic Bakelites (Malaysia) Sdn. Bhd.*

     10.27     Stock Option Grant by Safeskin Corp. to Lee Chee Ming*

     10.28 Collective Agreement, dated October 25, 1991, between Safeskin Corporation (M) Sdn. Bhd. and Kesatuan Pekerja-Pekerja Safeskin Corporation (M) Sdn. Bhd.*

     10.29 Trust Deed, dated June 9, 1993, with respect to shares of Safeskin Latex Company Sdn. Bhd.*

     10.30 Trust Deed, dated June 9, 1993, with respect to shares of Safeskin Latex Company Sdn. Bhd.*

     10.31 Letter of Review of Credit Facilities--Enhancement, dated August 18, 1993 by Perwira Habib Bank Malaysia Berhad*

     10.32 Corporate Guarantee, dated October 8, 1993, by Safeskin Corporation to Perwira Habib Bank Malaysia Berhad*


     10.33 Industrial Real Estate Lease, dated January 1, 1994, between California State Teachers Retirement System and Safeskin Corporation**


     10.34 Employment Agreement, dated July 20, 1995, between David L. Morash and Safeskin Corp. ***

    EXHIBIT    DESCRIPTION OF DOCUMENT
    -------    -----------------------

     10.35 Employment Agreement, dated June 29, 1995, between Judy W. Grimes and Safeskin Corp. ****

     10.36     Office Lease, dated October 31, 1995, between SDC LP and Safeskin
               Corp.

     10.37 Credit Agreement, dated July 15, 1996, by Safeskin Corporation to Union Bank*****

     10.38     Letter of Agreement between Judy Grimes and Safeskin
               Corporation*****

     11        Statement re: Computation of Per Share Earnings

     21        Subsidiaries of the Registrant

               ----------
                  * Filed as an exhibit to the Company's Registration Statement on Form S-1, No. 33-68284, as filed with the Securities and Exchange Commission and incorporated herein by reference.

                  ** Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1993.

                  *** Filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ending September 30, 1995 as 10a.

                  **** Filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ending September 30, 1995 as 10b.

                  ***** Filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ending June 30, 1996.

         (b)  REPORTS ON FORM 8-K:

         During the last quarter of the period ending December 31, 1996, the Company filed one Form 8-K. The Form 8-K filing, which was dated December 12, 1996, reported the following "Other Events" that the Company deemed of importance to security holders:

                  1. On December 12, 1996, the Board of Directors of the Company declared a dividend on its shares of Common Stock of preferred share purchase rights ("Preferred Share Purchase Rights") as part of a shareholder rights plan. The Preferred Share Purchase Rights trade in tandem with the Common Stock of the Company until the earlier to occur of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of the Common Stock, or
                           (ii) within ten (10) business days (or such later date as may be determined by the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of the outstanding shares of the Common Stock;

                  2. As a result of the relocation of the Company's principal place of business and corporate headquarters from Boca Raton, Florida to San Diego, California, in February 1996, the anti-takeover provisions of Section 607.0902 of the Florida Business Corporation Act are no longer available to the Company. A revised description of Capital Stock of the Company was filed with the Form 8-K;

                  3. On December 13, 1996, the Company announced its plans to move all of its remaining latex examination glove production from its Malaysian facility to its Thai facility in 1997. In connection with the move, the Company announced its intent to take a $3 million charge against earnings in the fourth quarter of 1996;

                  4. Effective January 1, 1997, the Company's founder, Co-Chairman and Director, Neil K. Braverman resigned as Co-Chairman and entered into a one year consulting arrangement with the Company. Pursuant to the consulting arrangement, Mr. Braverman will work on a part-time basis, assisting the Company in the areas of manufacturing and new product development.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SAFESKIN CORPORATION


                                         By: /s/ Richard Jaffe
                                             ----------------------------------
Dated:  March 31, 1997                       Richard Jaffe, Chairman, President
                                             and Chief Executive
                                             Officer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                       Title                                    Date
       ---------                       -----                                    ----
/s/ Richard Jaffe                      Chairman, President, Chief Executive     March 31, 1997
______________________________         Officer and Director
Richard Jaffe

/s/ David L. Morash                    Executive Vice President                 March 31, 1997
______________________________         and Chief Financial Officer
David L. Morash

/s/ Seth S. Goldman                    Vice President, Finance                  March 31, 1997
______________________________         Controller and Secretary
Seth S. Goldman

/s/ Neil K. Braverman                  Director                                 March 31, 1997
______________________________
Neil K. Braverman

/s/ Irving Jaffe                       Chairman Emeritus and Director           March 31, 1997
______________________________
Irving Jaffe

/s/ Howard L. Shecter                  Director                                 March 31, 1997
______________________________
Howard L. Shecter

/s/ Joseph Stemler                     Director                                 March 31, 1997
______________________________
Joseph Stemler

/s/  Cam L. Garner                     Director                                 March 31, 1997
______________________________
Cam L. Garner

                                  EXHIBIT INDEX


EXHIBIT           DESCRIPTION OF DOCUMENT


11                Statement re: Computation of Per Share Earnings
21                Subsidiaries of the Registrant
23.3              Consent of Coopers and Lybrand
27                Financial Data Schedule