Form 10-Q
period 1997-03-31
SAFESKIN CORP
filed 1997-05-15
CIK 911636

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997
                                                 --------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to ________________

                         Commission file number 0-22726
                                                -------

                              SAFESKIN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                         59-2617525
---------------------------------                      ---------------------
  (State or other jurisdiction                         (IRS Employer ID No.)
of incorporation or organization)


               12671 High Bluff Drive, San Diego, California 92130
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (619) 794-8111
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X           No
             ----             ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                           Outstanding at April 30, 1997
                 -----                           -----------------------------

Common Stock, par value $0.01 per share                   26,006,148

                              SAFESKIN CORPORATION

                                      INDEX



                                                                                          Page Number
                                                                                          -----------
PART I:           Financial Information............................................             1

ITEM 1.           Financial Statements.............................................             1

                  Condensed Consolidated Balance Sheets at March 31, 1997 and
                  December 31, 1996................................................             2

                  Condensed Consolidated Statements of Operations for the three
                  months ended March 31, 1997 and 1996.............................             3

                  Condensed Consolidated Statements of Cash Flows for the three
                  months ended March 31, 1997 and 1996.............................             4

                  Notes to Condensed Consolidated Financial
                  Statements.......................................................             5

ITEM 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................             6

PART II:          Other Information................................................            13

ITEM 6.           Exhibits and Reports on Form 8-K.................................            13


                  SIGNATURES.......................................................            14



                          PART I: FINANCIAL INFORMATION




ITEM 1.    FINANCIAL STATEMENTS



           INDEX                                                                             PAGE
           -----                                                                             ----

           Condensed Consolidated Balance Sheets at March 31, 1997
           and December 31, 1996................................................................2

           Condensed Consolidated Statements of Operations for
           the three months ended March 31, 1997 and 1996.......................................3

           Condensed Consolidated Statements of Cash Flows for
           the three months ended March 31, 1997 and 1996.......................................4

           Notes to Condensed Consolidated Financial Statements.................................5



                              SAFESKIN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996



                                                                      March 31,       December 31,
                                                                        1997              1996
                                                                     -----------      ------------
                                                                     (unaudited)
ASSETS

Current assets:
      Cash and cash equivalents ..............................      $  7,708,793      $ 16,265,468
      Accounts receivable, net ...............................        24,106,238        19,848,253
      Inventory ..............................................        21,098,314        21,867,835
      Other current assets ...................................         4,181,500         4,062,314
                                                                    ------------      ------------

           Total current assets ..............................        57,094,845        62,043,870

Property, plant and equipment, net ...........................        56,743,899        53,391,423
Deferred taxes and other assets ..............................        12,147,861         1,313,731
                                                                    ------------      ------------
           Total assets ......................................      $125,986,605      $116,749,024
                                                                    ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable .......................................      $  5,097,072      $  5,362,273
      Accrued liabilities ....................................         8,082,511         8,371,962
                                                                    ------------      ------------
           Total current liabilities .........................        13,179,583        13,734,235

Commitments and contingencies

Shareholders' equity:
      Preferred stock; $.01 par value; 10,000,000 shares
           authorized and no shares outstanding ..............              --                --
      Common stock; $.01 par value; 40,000,000 shares
            authorized; 25,987,248 shares
            and 25,811,048 shares outstanding ................           259,873           258,110
      Additional paid-in-capital .............................        40,406,364        39,101,451
      Foreign currency translation adjustment ................           681,624           686,544
      Retained earnings ......................................        71,459,161        62,968,684
                                                                    ------------      ------------

            Total shareholders' equity .......................       112,807,022       103,014,789
                                                                    ------------      ------------

            Total liabilities and shareholders' equity .......      $125,986,605      $116,749,024
                                                                    ============      ============



              The accompanying notes are an integral part of these
                        condensed financial statements.

                              SAFESKIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               for the three months ended March 31, 1997 and 1996
                                   (unaudited)

                                                                           1997                1996
                                                                       ------------       ------------
Net sales .......................................................      $ 41,168,378       $ 33,054,918

Cost of goods sold ..............................................        21,759,469         19,786,226
                                                                       ------------       ------------

            Gross profit ........................................        19,408,909         13,268,692
                                                                       ------------       ------------

Operating expenses:
     Selling ....................................................         5,418,665          3,863,688
     Research and development ...................................           624,387            452,362
     General and administrative .................................         3,528,779          2,396,801
                                                                       ------------       ------------

            Total operating expenses ............................         9,571,831          6,712,851
                                                                       ------------       ------------

            Income from operations ..............................         9,837,078          6,555,841

Interest expense (income), net ..................................          (193,056)            64,445

Other expense (income), net .....................................           418,766             95,186
                                                                       ------------       ------------

Income before income tax provision ..............................         9,611,368          6,396,210

Income tax provision ............................................         1,120,891            945,826
                                                                       ------------       ------------

Net income ......................................................      $  8,490,477       $  5,450,384
                                                                       ============       ============

Per share amounts:
Earnings per share of common stock
     and common stock equivalents:
                 Primary ........................................      $       0.30       $       0.21
                 Fully diluted ..................................              0.30               0.20

Weighted average number of shares of common
     stock and common stock equivalents outstanding:
                 Primary ........................................        28,708,791         26,345,186
                 Fully diluted ..................................        28,708,791         27,466,654



              The accompanying notes are an integral part of these
                        condensed financial statements.

                              SAFESKIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 1997 and 1996
                                   (unaudited)

                                                                            1997               1996
                                                                       ------------       ------------
Cash flows from operating activities:
     Net income .................................................      $  8,490,477       $  5,450,384
     Adjustments to reconcile net income to cash
          provided by operating activities:
          Depreciation and amortization .........................         1,531,572          1,289,166
          Loss on sale of equipment .............................            24,291             27,273
          Amortization of deferred compensation .................              --              113,737
     Changes in operating assets and liabilities:
          (Increase) decrease in:
               Accounts receivable ..............................        (3,278,972)        (1,379,123)
               Inventory ........................................         1,390,335         (3,691,148)
               Other assets .....................................         1,058,646            103,473
          Increase (decrease) in:
               Accounts payable and accrued liabilities .........          (830,198)            92,453
                                                                       ------------       ------------
          Net cash provided by operating activities .............         8,386,151          2,006,215
                                                                       ------------       ------------

Cash flows from investing activities:
     Payments for acquisition ...................................       (14,463,092)              --
     Purchase of property, plant and equipment ..................        (4,120,498)        (4,186,779)
     Proceeds from sale of equipment ............................             7,580               --
                                                                       ------------       ------------
          Net cash used by investing activities .................       (18,576,010)        (4,186,779)
                                                                       ------------       ------------

Cash flows from financing activities:
     Increase in long-term debt .................................              --            3,310,000
     Proceeds from issuance of common stock .....................         1,306,676            112,787
                                                                       ------------       ------------
          Net cash provided by financing activities .............         1,306,676          3,422,787
                                                                       ------------       ------------

Effect of exchange rate changes on cash .........................           326,508            425,451
                                                                       ------------       ------------
Net increase (decrease) in cash and cash equivalents ............        (8,556,675)         1,667,674
Cash and cash equivalents at beginning of period ................        16,265,468          2,086,972
                                                                       ------------       ------------
Cash and cash equivalents at end of period ......................      $  7,708,793       $  3,754,646
                                                                       ============       ============


              The accompanying notes are an integral part of these
                        condensed financial statements.

                              SAFESKIN CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which consist of normal and recurring adjustments, necessary for a fair presentation of results for the periods indicated. The results of any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 1996. The December 31, 1996 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. Inventories at March 31, 1997 consisted of $1,940,000, $779,000 and $18,379,000 for raw materials, work in process and finished goods, respectively. At December 31, 1996, inventories consisted of $1,920,000, $114,000 and $19,834,000 for raw materials, work in process and finished goods, respectively.

3. In November 1996, the Company authorized a two-for-one common stock split in the form of a stock dividend distributed in January 1997 to shareholders of record at the close of business on November 29, 1996. The holders of the Company's common stock received a stock dividend at the rate of one share of common stock for each share of common stock owned. All share and per share amounts have been retroactively restated to reflect the stock split.

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). The standard which requires the presentation of basic and diluted earnings per share is effective for the fourth quarter of 1997 and specifies the computation, presentation, and disclosure requirements for earnings per share. On a proforma basis, had this standard been adopted for the quarter ended March 31, 1997, earnings per share for the three months ended March 31 (unaudited) would be as follows:

                                            1996                  1997
                                        (unaudited)           (unaudited)
                                        -----------           -----------

                  Basic EPS             $   .22               $   .33
                  Dilutive EPS          $   .21               $   .30

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

The Company's net sales are derived from the sale of finished products, net of allowable rebates provided by contract to distributors covering the resale of the Company's products in specific volumes to specified end user customers. Cost of goods sold includes all costs to manufacture the finished product plus related costs associated with ocean freight, customs duty and warehousing. Selling expenses include all salaries for sales and marketing staffs together with other related expenses such as sales commissions, travel costs, trade shows, advertising and delivery expenses. Research and development expenses include salaries for research and development staffs as well as expenses such as consulting, product testing and travel costs. General and administrative expenses include salaries for executives and administrative and information technology staffs, together with related expenses such as travel costs, insurance, facilities costs and consulting and professional fees. The income tax provision is substantially less than statutory rates as a result of the tax free status of the Company's foreign manufacturing operations. During June 1994, the Company's Malaysian manufacturing operations were granted five additional years of tax free status retroactive to October 1, 1993, the date on which the original five year grant of tax free status expired. The Company's Thai manufacturing operations have been granted tax free status through 2003.

The Company's medical glove distributor customers do not bill third-party reimbursement sources separately for purchases of the Company's gloves. Consequently, the timing and effect of third-party payments to hospitals and clinics do not have a material effect on the Company's operations or liquidity.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS
ENDED MARCH 31, 1996

Net sales for the three months ended March 31, 1997 were $41,168,000 which represents a 24.5% increase over net sales of $33,055,000 for the same three month period in 1996. The predominant causes for the sales growth were an increase in unit volumes sold and the shift in product mix to higher priced powder-free gloves in the 1997 period as compared to the 1996 period. Sales were driven by continued strong demand for the Company's powder-free exam gloves, lightly powdered exam gloves sold into the acute care market and international sales primarily in Europe.

Cost of goods sold increased 10.0% from $19,786,000 for the three months ended March 31, 1996 to $21,759,000 for the three months ended March 31, 1997. As a percentage of net sales, cost of goods sold decreased from 59.9% for the three months ended March 31, 1996 to 52.9% for the same period in 1997. This decrease in cost of goods sold as a percentage of net sales was principally attributable to greater manufacturing efficiencies, the continued shift of production to Thailand's lower-cost manufacturing facility, lower latex prices and an increase mix of higher margin powder-free gloves. As a result of the above, gross profit increased 46.3% from $13,269,000 for the three months ended March 31, 1996 to $19,409,000 for the three months ended March 31, 1997.

Selling expenses increased 40.2% from $3,864,000 for the three months ended March 31, 1996 to $5,419,000 for the three months ended March 31, 1997. As a percentage of net sales, selling expenses increased from 11.7% for the three months ended March 31, 1996 to 13.2% for the same period in 1997. The increase in selling expenses as a percentage of net sales pertains primarily to increased selling expenses in the Company's European subsidiaries and increased compensation costs.

Research and development expenses increased 38.0% from $452,000 for the three months ended March 31, 1996 to $624,000 for the three months ended March 31, 1997. As a percentage of net sales, these expenses increased slightly from 1.4% for the three months ended March 31, 1996 to 1.5% for the three months ended March 31, 1997.

General and administrative expenses increased 47.2% from $2,397,000 for the three months ended March 31, 1996 to $3,529,000 for the three months ended March 31, 1997. As a percentage of net sales, these expenses increased from 7.3% for the 1996 period to 8.6% for the 1997 period. The increase in general and administrative expenses as a percentage of net sales pertains primarily to increased product liability insurance and consulting costs.

Income from operations increased 50.1% from $6,556,000 for the three months ended March 31, 1996 to $9,837,000 for the three months ended March 31, 1997, and operating margins increased from 19.8% in the 1996 period to 23.9% in the 1997 period.

Interest expense (income), net, decreased from $64,000 of interest expense for the three months ended March 31, 1996 to $193,000 of interest income for the three months ended March 31, 1997, and is primarily due to the Company's reduction of debt from $6,060,000 as of March 31, 1996 to $0 as of March 31, 1997.

Other expense (income), net, increased from $95,000 of other expense for the three months ended March 31, 1996 to $419,000 of other expense for the three months ended March 31, 1997. The increase in other expense was substantially due to losses experienced from foreign currency transactions in the Company's European subsidiaries in 1997.

Provision for income taxes increased 18.5% from $946,000 for the three months ended March 31, 1996 to $1,121,000 for the three months ended March 31, 1997. The income tax provisions recorded in both 1996 and 1997 remain less than statutory rates due to the foreign tax free status.

Net income increased 55.8% from $5,450,000 for the three months ended March 31, 1996 to $8,490,000 for the three months ended March 31, 1997. Due to the foregoing factors, net income as a percentage of sales increased from 16.5% in 1996 to 20.6% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations generated approximately $8,386,000 and $2,006,000 of cash during the three months ended March 31, 1997 and 1996, respectively. Further, during the three months ended March 31, 1996 and 1997, the Company acquired capital assets of approximately $4,120,000 and $4,187,000, respectively, substantially all of which were for the expansion of the Company's foreign manufacturing operations.

The Company has completed construction on the first of its new production lines located in its Thai facility, referred to by the Company as the "Grand Master", which is expected to have the highest capacity of any glove production line in the world, equivalent in capacity to approximately eight of the existing production lines in this facility. This new "Grand Master" production line is currently operational, and two additional lines are scheduled to be operational by the end of 1997, construction of which is expected to be funded with internally generated cash.

In addition, the Company is currently building a latex concentrate plant in Thailand. The output of the plant will supply latex concentrate to the Company's factories in Thailand and Malaysia to manufacture its disposable latex gloves. The Company expects to begin production in the third quarter of 1997 and expects the final phase of construction to be completed within three years and is expected to be funded with internally generated cash. This plant will allow the Company to integrate more fully its manufacturing processes to gain better control over the quality, cost and reliability of latex supplies.

In April 1997, the Company announced plans for the expansion of its Southeast Asian manufacturing operations in order to meet the continued strong demand and anticipated future demand for its latex and synthetic medical examination, surgical and high-technology and scientific gloves. The Company's expansion plans over the next two years are expected to increase production capacity at its existing Thai facility by over one billion exam gloves per year with the construction of an additional building and related machinery. The Company also plans to construct a second manufacturing facility to be located in southern Thailand that is expected to produce examination, surgical and high technology and scientific gloves. Construction of this site is expected to begin in the second half of 1997 upon approval by the Thailand Board of Investment. Initially, two buildings are expected to be constructed on this site. One of these buildings will house the expansion of the Company's newly acquired TACTYLON(R) synthetic examination and surgical gloves and is scheduled to be completed during the second half of fiscal 1998. Production capacity of the Tactylon product line is expected to increase by over 200 percent over the existing facility which is located in Vista, California. The second building will be constructed to provide additional capacity for the Company's surgical and clean-room glove products. Production is scheduled to begin in the fourth quarter of 1998. In the interim, these products will continue to be manufactured at the Company's Malaysian facility. The new buildings, machines and supporting infrastructure are expected to cost approximately $40 million in the aggregate. Approximately $20 million will be expended in 1997, bringing total capital spending for the year to $40 million including the previously announced three Grand Masters and latex concentrate plant. The remaining $20 million required to complete the projects will be expended in 1998. Due to the Company's strong cash flow, financing for the total capital expenditures for the two year period is projected to come entirely from internally generated funds, with any shortfalls financed through borrowings from the existing credit facilities. Additionally, the need for increased production capacity caused the Company to delay its previously announced move of exam glove production from Malaysia to Thailand.

In March 1997, the Company closed the acquisition of the synthetic glove business of Tactyl Technologies, Inc., a San Diego based developer and manufacturer of non-latex surgical gloves for the domestic and international markets. The acquisition, which has been accounted for under the purchase method, included an acquisition price of approximately $14.5 million payable at the closing, plus up to an additional $5 million contingent upon the Tactyl business achieving certain future sales and performance targets, including the development of the next generation of synthetic latex technology.

The Company has a domestic two-year term credit facility for financing general working capital needs, up to a maximum of $25,000,000 in borrowings. As of March 31, 1997, there were no borrowings outstanding under this credit facility.

The Company's foreign manufacturing subsidiaries have revolving lines of credit for financing general working capital needs up to approximately $13,700,000, of which there were no outstanding balances as of March 31, 1997. These borrowings are collateralized by all assets of the subsidiaries and are further supported by a guarantee of the Company.

LEGAL PROCEEDINGS

Since May 1995, 55 product liability lawsuits seeking monetary damages, have been filed in federal and state courts in which the Company has been named a defendant along with other manufacturers of latex gloves. On February 26, 1997, the Judicial Panel on Multi-District Litigation entered an order transferring an action recently filed in Indiana and certain latex allergy lawsuits brought against the Company and other latex glove manufacturers in various other Federal courts to the Federal district court in Philadelphia, consolidating those cases, and other pending and future federal court latex allergy lawsuits, for discovery management and other pre-trial proceedings. Management has referred the defense of these cases to insurance carriers. The Company maintains levels of insurance coverage which it believes will be adequate to cover the cost of the legal defense of these suits.

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

     - the competitive nature of the industry and the ability of the Company to continue to distinguish its products on the basis of quality, reliability and value, possible obsolescence of the Company's primary product due to the development by competitors of new products, manufacturing processes or technologies including latex alternatives; the ability of the Company to maintain strong distributor relationships, and the ability of the Company to maintain selling prices and anticipated volumes;

     - the ability of the Company to meet existing or future FDA regulations regarding the manufacture and sale of the Company's gloves;

     - adverse outcomes regarding product liability lawsuits or the ability to obtain sufficient product liability insurance coverage at reasonable rates;

    - the consistent availability, at budgeted prices, of raw rubber from independent growers and concentrate plant operators in Malaysia and Thailand;

    - delays in the completion of the Company's construction of its additional "Grand Master" production lines and latex concentrate plant in Thailand or the failure of such new lines or plant to generate anticipated productivity and efficiencies;

    - risks associated with investments and operations in foreign countries, particularly Thailand and Malaysia, including those related to local economic conditions, exchange rate fluctuations, governmental policies regarding foreign ownership of manufacturing facilities, local regulatory requirements, tax holidays and political factors;

    - economic conditions in the healthcare industry, including the potential impact of industry consolidation and cost constraints on the end-user;

    - changes in significant government regulations affecting the healthcare industry; the ability of the Company to protect its proprietary products, know-how and manufacturing processes;

    -    changes in the Company's rates or basis of income taxation; and

    - rapid levels of inflation could have a significant effect on the Company's net sales and profitability.

These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in other filings by the Company with the Securities and Exchange Commission.

                           PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


         EXHIBIT  DESCRIPTION
         -------  -----------


         10.39 Consulting Agreement, dated as of January 1, 1997, between Neil K. Braverman and Safeskin Corporation

         10.40 Amended and Restated Assets Purchase Agreement, dated as of March 24, 1997, by and among TT Acquisition Company, EQ Corporation and Tactyl Technologies, Inc.

         11       Statement re: Computation of per share earnings

         27       Financial Data Schedule (for SEC use only).


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SAFESKIN CORPORATION


Date:  May 15, 1997                     By: /s/ David L. Morash
                                            ----------------------------------
                                            David L. Morash, Executive Vice-
                                            President, Chief Financial Officer