Form 10-Q
period 1997-06-30
SAFESKIN CORP
filed 1997-08-14
CIK 911636

                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to ________________

                         Commission file number 0-22726

                              SAFESKIN CORPORATION
             (Exact name of registrant as specified in its charter)

                    Florida                         59-2617525
        (State or other jurisdiction of        (IRS Employer ID No.)
         incorporation or organization)

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

          Yes X  No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at July 31, 1997
              -----                            ----------------------------
Common Stock, par value $0.01 per share                 26,142,238

                              SAFESKIN CORPORATION

                                      INDEX


                                                                       Page Number
                                                                       -----------
PART I:     Financial Information........................................   1

ITEM 1.     Financial Statements.........................................   1

            Condensed Consolidated Balance Sheets at June 30,
            1997 and December 31, 1996...................................   2

            Condensed Consolidated Statements of Operations for
            the three months ended June 30, 1997 and 1996................   3

            Condensed Consolidated Statements of Operations for
            the six months ended June 30, 1997 and 1996..................   4

            Condensed Consolidated Statements of Cash Flows for
            the six months ended June 30, 1997 and 1996..................   5

            Notes to Condensed Consolidated Financial Statements.........   6

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   8


PART II:    Other Information............................................   17

ITEM 6.     Exhibits and Reports on Form 8-K.............................   17


            SIGNATURES...................................................   18

                          PART I: FINANCIAL INFORMATION




ITEM 1.     Financial Statements



            INDEX                                                          PAGE
            -----                                                          ----
            Condensed Consolidated Balance Sheets at June 30, 1997
            and December 31, 1996........................................   2

            Condensed Consolidated Statements of Operations for
            the three months ended June 30, 1997 and 1996................   3

            Condensed Consolidated Statements of Operations for
            the six months ended June 30, 1997 and 1996..................   4

            Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 1997 and 1996......................   5

            Notes to Condensed Consolidated Financial Statements.........   6

                              SAFESKIN CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                   JUNE 30,
                                                                     1997         DECEMBER 31,
                                                                 (UNAUDITED)          1996
                                                                 ------------     ------------
ASSETS

Current assets:
          Cash and cash equivalents ........................     $ 14,624,538     $ 16,265,468
          Accounts receivable, net .........................       22,023,872       19,848,253
          Inventory ........................................       21,154,014       21,867,835
          Other current assets .............................        5,469,629        4,062,314
                                                                 ------------     ------------

                    Total current assets ...................       63,272,053       62,043,870

Property, plant and equipment, net .........................       69,557,037       53,391,423
Goodwill and other assets ..................................       11,135,606        1,313,731
                                                                 ------------     ------------
                    Total assets ...........................     $143,964,696     $116,749,024
                                                                 ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Accounts payable .................................     $  5,772,461     $  5,362,273
          Accrued liabilities ..............................       13,653,991        8,371,962
                                                                 ------------     ------------

                    Total current liabilities ..............       19,426,452       13,734,235
                                                                 ------------     ------------

Commitments and contingencies

Shareholders' equity:
          Preferred stock; $.01 par value; 10,000,000 shares
               authorized and no shares outstanding ........             --               --
          Common stock; $.01 par value; 40,000,000 shares
                authorized; 26,098,238 shares
                and 25,811,048 shares outstanding ..........          260,982          258,110
          Additional paid-in-capital .......................       41,267,907       39,101,451
          Foreign currency translation adjustment ..........        2,347,062          686,544
          Retained earnings ................................       80,662,293       62,968,684
                                                                 ------------     ------------

                Total shareholders' equity .................      124,538,244      103,014,789
                                                                 ------------     ------------

                Total liabilities and shareholders' equity .     $143,964,696     $116,749,024
                                                                 ============     ============

 The accompanying notes are an integral of these condensed financial statements.

                              SAFESKIN CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                            1997              1996
                                                        ------------      ------------
Net sales .........................................     $ 44,947,573      $ 35,986,610

Cost of goods sold ................................       24,198,197        21,767,338
                                                        ------------      ------------

            Gross profit ..........................       20,749,376        14,219,272
                                                        ------------      ------------

Operating expenses:
     Selling ......................................        5,661,896         3,884,002
     Research and development .....................          961,039           425,468
     General and administrative ...................        3,743,624         2,680,962
                                                        ------------      ------------

            Total operating expenses ..............       10,366,559         6,990,432
                                                        ------------      ------------

            Income from operations ................       10,382,817         7,228,840

Interest expense (income), net ....................         (140,119)           45,029

Other expense, net ................................          206,765            29,380
                                                        ------------      ------------

Income before income tax provision ................       10,316,171         7,154,431

Income tax provision ..............................        1,113,039           966,141
                                                        ------------      ------------

Net income ........................................     $  9,203,132      $  6,188,290
                                                        ============      ============

Net income per share ..............................     $       0.32      $       0.22

Weighted average number of shares of common
     stock and common stock equivalents outstanding       28,828,390        27,856,832

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                              SAFESKIN CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                            1997              1996
                                                        ------------      ------------
Net sales .........................................     $ 86,115,950      $ 69,041,527

Cost of goods sold ................................       45,957,666        41,553,563
                                                        ------------      ------------

            Gross profit ..........................       40,158,284        27,487,964
                                                        ------------      ------------

Operating expenses:
     Selling ......................................       11,080,561         7,747,690
     Research and development .....................        1,585,425           877,831
     General and administrative ...................        7,272,403         5,077,763
                                                        ------------      ------------

            Total operating expenses ..............       19,938,389        13,703,284
                                                        ------------      ------------

            Income from operations ................       20,219,895        13,784,680

Interest expense (income), net ....................         (333,175)          109,474

Other expense, net ................................          625,531           124,565
                                                        ------------      ------------

Income before income tax provision ................       19,927,539        13,550,641

Income tax provision ..............................        2,233,931         1,911,967
                                                        ------------      ------------

Net income ........................................     $ 17,693,608      $ 11,638,674
                                                        ============      ============

Net income per share ..............................     $       0.62      $       0.43

Weighted average number of shares of common
     stock and common stock equivalents outstanding       28,768,590        27,101,010

                  The accompanying notes are an integral part
                    of these condensed financial statements.

                              SAFESKIN CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                          1997              1996
                                                                      ------------      ------------
Cash flows from operating activities:
          Net income ............................................     $ 17,693,608      $ 11,638,674
          Adjustments to reconcile net income to cash
               provided by operating activities:
                    Depreciation and amortization ...............        3,367,232         2,674,563
                    Loss on sale of equipment ...................           37,926            24,896
                    Amortization of deferred compensation .......             --             228,793
          Changes in operating assets and liabilities:
                    (Increase) decrease in:
                         Accounts receivable ....................       (1,158,596)       (1,171,565)
                         Inventory ..............................        1,335,670        (4,968,625)
                         Other assets ...........................          769,295              (803)
                    Increase (decrease) in:
                         Accounts payable and accrued liabilities        5,259,940          (374,476)
                                                                      ------------      ------------
                    Net cash provided by operating activities ...       27,305,075         8,051,457
                                                                      ------------      ------------

Cash flows from investing activities:
          Payments for acquisition ..............................      (14,463,092)             --
          Purchase of property, plant and equipment .............      (17,120,521)       (8,969,733)
          Proceeds from sale of equipment .......................           24,662              --
                                                                      ------------      ------------
                    Net cash used by investing activities .......      (31,558,951)       (8,969,733)
                                                                      ------------      ------------

Cash flows from financing activities:
          (Decrease) in long-term debt ..........................             --          (2,750,000)
          Proceeds from issuance of common stock ................        2,169,328         4,514,610
                                                                      ------------      ------------
                    Net cash provided by financing activities ...        2,169,328         1,764,610
                                                                      ------------      ------------

Effect of exchange rate changes on cash .........................          443,618           484,676
                                                                      ------------      ------------
Net increase (decrease) in cash and cash equivalents ............       (1,640,930)        1,331,010
Cash and cash equivalents at beginning of period ................       16,265,468         2,086,972
                                                                      ------------      ------------
Cash and cash equivalents at end of period ......................     $ 14,624,538      $  3,417,982
                                                                      ============      ============

 The accompanying notes are an integral part of condensed financial statements.

                              SAFESKIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of results for the periods indicated. The results of any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 1996. The December 31, 1996 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. Inventories at June 30, 1997 consisted of $2,299,000, $617,000 and $18,238,000 for raw materials, work in process and finished goods, respectively. At December 31, 1996, inventories consisted of $1,920,000, $114,000 and $19,834,000 for raw materials, work in process and finished goods, respectively.

3. In November 1996, the Company authorized a two-for-one common stock split in the form of a stock dividend distributed on January 2, 1997 to shareholders of record at the close of business on November 29, 1996. The holders of the Company's common stock received a stock dividend at the rate of one share of common stock for each share of common stock owned. All share and per share amounts have been retroactively restated to reflect the stock split.

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). The standard, which requires the presentation of basic and dilutive earnings per share, is effective for the fourth quarter of 1997 and specifies the computation, presentation, and disclosure requirements for earnings per share. On a pro forma basis, had this standard been adopted, earnings per share for the three and six month periods ending June 30, 1997 and 1996, respectively, would be as follows:

                            For the three months               For the six months
                               ended June 30,                    ended June 30,
                        ----------------------------      ----------------------------
                            1996             1997             1996             1997
                        (unaudited)      (unaudited)      (unaudited)      (unaudited)
                        -----------      -----------      -----------      -----------
Basic EPS                   $.24             $.35             $.46             $.68
Dilutive EPS                $.22             $.32             $.43             $.62

5.   Subsequent Events

     In July 1997, the Thai baht was permitted to float against the U.S. dollar and other currencies, and as a result, the baht has been devalued from 24.7 bahts/dollar as of June 30, 1997 (the date used for inclusion of the Company's Thailand operations in the consolidated financial statements of the Company) to approximately 32.1 bahts/dollar as of July 31, 1997.

     While it is difficult to assess the effect on the Company's operating results for the second half of 1997, the devaluation of the baht may cause the Company's competitive environment to improve, and may result in an incremental growth in revenues. It is not possible at this time to determine what effect the devaluation will have upon pricing or costs, but management believes the devaluation will not have a material adverse effect upon the Company's 1997 operating results.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.

GENERAL

The Company's net sales have grown substantially over the past several years. The Company attributes the growth in net sales during this period principally to the introduction of new products, growth in markets for its products, and increased market penetration due to the implementation of sales and marketing programs. The Company introduced lightly powdered medical gloves, powder-free medical gloves, HypoClean(R) powder-free gloves, powder-free latex surgical gloves and high technology and scientific nitrile gloves in 1989, 1990, 1992, 1994 and 1995, respectively. In the fourth quarter of 1996, the Company formally launched its Safeskin 2000 powder-free latex surgical glove, which was developed through the use of computer-aided design (CAD) and a new rapid prototyping technique known as "laminated object manufacturing." The Company has recently developed a medical examination glove made of nitrile synthetic latex and began selling the gloves in the first quarter of 1997. In the second quarter of 1997, the Company began selling the newly acquired Tactylon(R) synthetic examination and surgical gloves. Although the Company has continued to develop new products and expects to do so in the future, no assurance can be given that the new products will be accepted in the marketplace or will have similar growth rates.

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

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1996

Net sales for the three months ended June 30, 1997 were $44,948,000 which represents a 24.9% increase over net sales of $35,987,000 for the same period in 1996. The predominant causes for the sales growth were an increase in unit volumes sold and the shift in product mix to higher priced powder-free gloves in the 1997 period as compared to the 1996 period. Sales were driven by the continued strong domestic demand, in the acute care market, for the Company's powder-free and lightly powdered exam gloves.

Cost of goods sold increased 11.2% from $21,768,000 for the three month period ended June 30, 1996 to $24,199,000 for the three months ended June 30, 1997. As a percentage of net sales, cost of goods sold decreased from 60.5% for the three months ended June 30, 1996 to 53.8% for the same period in 1997. This decrease in cost of goods sold as a percentage of net sales was principally attributable to the favorable impact of greater manufacturing efficiencies, the continued shift of production to the Company's lower-cost manufacturing facility in Thailand, lower latex prices and an increased mix of higher margin powder-free gloves, partially offset by start-up costs associated with the Company's initial "Grand Master" production machine during the 1997 period. As a result of the above, gross profits increased 45.9% from $14,219,000 for the three months ended June 30, 1996 to $20,749,000 for the three months ended June 30, 1997.

Selling expenses increased 45.8% from $3,884,000 for the three months ended June 30, 1996 to $5,662,000 for the three months ended June 30, 1997. As a percentage of net sales, selling expenses increased from 10.8% for the three months ended June 30, 1996 to 12.6% for the same period in 1997. The increase in selling expenses as a percentage of net sales reflects the costs associated with the expansion of the Company's medical and scientific sales force and the establishment of its Dental division and its National Accounts Group which supports Group Purchasing Organization (GPO) contract business. In addition, the Company has experienced increased selling expenses in its European subsidiaries.

Research and development expenses increased 125.9% from $425,000 for the three months ended June 30, 1996 to $961,000 for the three months ended June 30, 1997. As a percentage of net sales, these expenses increased from 1.2% for the three months ended June 30, 1996 to 2.1% for the three months ended June 30, 1997. The increase in research and development expenses as a percentage of net sales reflects the Company's increased spending for research and development, which includes product testing, consulting costs, salaries for research and development personnel and travel costs. In addition, research and development costs increased due to the acquisition of Tactyl Technologies, Inc.

General and administrative expenses increased 39.6% from $2,681,000 for the three months ended June 30, 1996 to $3,744,000 for the three months ended June 30, 1997. As a percentage of net sales, general and administrative expenses increased from 7.5% for the 1996 period to 8.3% for the 1997 period. The increase in general and administrative expenses as a percentage of net sales was caused primarily by increased costs associated with the acquisition of Tactyl Technologies, Inc. and increased expenditures in information technology and logistics, which the Company believes will lower inventory costs and streamline distribution to customers.

Income from operations increased 43.6% from $7,229,000 for the three months ended June 30, 1996 to $10,382,000 for the three months ended June 30, 1997. Operating margins increased from 20.1% in the 1996 period to 23.1% in the 1997 period.

Interest expense (income), net, decreased from $45,000 of interest expense for the three months ended June 30, 1996 to $140,000 of interest income for the three months ended June 30, 1997, and is primarily due to the fact that the Company did not have any debt outstanding and generated investment returns on its cash balances in 1997. The Company has been able to successfully fund its operations, including the expansion of the Company's foreign manufacturing operations, with internally generated cash.

Other expense, net, increased from $29,000 for the three months ended June 30, 1996 to $206,000 for the three months ended June 30, 1997. The increase in other expense was due substantially to losses experienced from foreign currency transactions in the Company's European subsidiaries in the three months ended June 30, 1997.

Income taxes increased from $966,000 for the three months ended June 30, 1996 to $1,113,000 for the three months ended June 30, 1997. The income tax provisions recorded in both 1996 and 1997 remain less than statutory rates due to the foreign tax free status.

Net income increased 48.7% from $6,188,000 for the three months ended June 30, 1996 to $9,203,000 for the three months ended June 30, 1997 due to the foregoing factors.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Net sales for the six months ended June 30, 1997 were $86,116,000 which represents a 24.7% increase over net sales of $69,042,000 for the same period in 1996. The predominant causes for the sales growth were an increase in unit volumes sold and the shift in product mix to higher priced powder-free gloves in the 1997 period as compared to the 1996 period. Sales were driven by the continued strong domestic demand, in the acute care market, for the Company's powder-free and lightly powdered exam gloves.

Cost of goods sold increased 10.6% from $41,554,000 for the six month period ended June 30, 1996 to $45,958,000 for the six months ended June 30, 1997. As a percentage of net sales, cost of goods sold decreased from 60.2% for the six months ended June 30, 1996 to 53.4% for the same period in 1997. This decrease in cost of goods sold as a percentage of net sales was principally attributable to the favorable impact of greater manufacturing efficiencies, the continued shift of production to the Company's lower-cost manufacturing facility in Thailand, lower latex prices and an increased mix of higher margin powder-free gloves during the 1997 period. As a result of the above, gross profits increased 46.1% from $27,488,000 for the six months ended June 30, 1996 to $40,158,000 for the six months ended June 30, 1997.

Selling expenses increased 43.0% from $7,748,000 for the six months ended June 30, 1996 to $11,081,000 for the six months ended June 30, 1997. As a percentage of net sales, selling expenses increased from 11.2% for the six months ended June 30, 1996 to 12.9% for the same period in 1997. The increase in selling expenses as a percentage of net sales reflects the costs associated with the expansion of the Company's medical and scientific sales force and the establishment of its Dental division and its National Accounts Group which supports Group Purchasing Organization (GPO) contract business. In addition, the Company has experienced increased selling expenses in its European subsidiaries.

Research and development expenses increased 80.6% from $878,000 for the six months ended June 30, 1996 to $1,586,000 for the six months ended June 30, 1997. As a percentage of net sales, these expenses increased from 1.3% for the six months ended June 30, 1996 to 1.8% for the six months ended June 30, 1997. The increase in research and development expenses as a percentage of net sales reflects the Company's increased spending for research and development, which includes product testing, consulting costs, salaries for research and development personnel and travel costs. In addition, research and development costs increased due to the acquisition of Tactyl Technologies, Inc.

General and administrative expenses increased 43.2% from $5,078,000 for the six months ended June 30, 1996 to $7,272,000 for the six months ended June 30, 1997. As a percentage of net sales, general and administrative expenses increased from 7.4% for the 1996 period to 8.4% for the 1997 period. The increase in general and administrative expenses as a percentage of net sales was caused primarily by increased product liability insurance costs. Additional factors include increased investment in information technology and logistics, which the Company believes will lower inventory costs and streamline distribution to customers, as well as increased costs related to the Company's acquisition of Tactyl Technologies, Inc.

Income from operations increased 46.7% from $13,785,000 for the six months ended June 30, 1996 to $20,219,000 for the six months ended June 30, 1997. Operating margins increased from 20.0% in the 1996 period to 23.4% in the 1997 period.

Interest expense (income), net, decreased from $109,000 of interest expense for the six months ended June 30, 1996 to $333,000 of interest income for the six months ended June 30, 1997, and is primarily due to the fact that the Company did not have any debt outstanding and generated investment returns on its cash balances in 1997.

Other expense, net, increased from $125,000 for the six months ended June 30, 1996 to $625,000 for the six months ended June 30, 1997. The increase in other expense was due substantially to losses experienced from foreign currency transactions in the Company's European subsidiaries in the six months ended June 30, 1997.

Income taxes increased from $1,912,000 for the six months ended June 30, 1996 to $2,234,000 for the six months ended June 30, 1997. The income tax provisions recorded in both 1996 and 1997 remain less than statutory rates due to the foreign tax free status.

Net income increased 52.0% from $11,639,000 for the six months ended June 30, 1996 to $17,693,000 for the six months ended June 30, 1997 due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations generated approximately $27,305,000 and $8,051,000 of cash during the six months ended June 30, 1997 and 1996, respectively. During the six months ended June 30, 1997 and 1996, the Company acquired capital assets of approximately $17,121,000 and $8,970,000, respectively, primarily all of which were for the expansion of the Company's foreign manufacturing operations.

The Company has completed construction on the first of its new production lines located in its Thai facility, referred to by the Company as the "Grand Master". This new production line is currently operational, and two additional lines are scheduled to be operational by the end of 1997. A single "Grand Master" production line is expected to have the highest capacity of any glove production line in the world, equivalent in capacity to approximately eight of the existing production lines in this facility. The construction of these two additional production lines is expected to be funded with internally generated cash.

In addition, the Company is currently building a latex concentrate plant in Thailand. The output of the plant will supply latex concentrate to the Company's factories in Thailand and Malaysia for the manufacture of its disposable latex gloves. The Company expects to begin production in the third quarter of 1997 and expects the final phase of construction to be completed within two years. The Company anticipates that this construction will be funded with internally generated cash. This plant will allow the Company to fully integrate its manufacturing processes to gain better control over the quality, cost and reliability of latex supplies.

In April 1997, the Company announced plans for the expansion of its Southeast Asian manufacturing operations in order to meet the continued strong demand and anticipated future demand for its latex and synthetic medical examination, surgical and high-technology and scientific gloves. The Company's expansion plans over the next two years include the construction of an additional building and related machinery at the Company's existing Thai facility. Additionally, the Company plans to construct a second manufacturing facility to be located in southern Thailand that is expected to produce surgical, high technology and scientific and examination gloves. Construction of this site is expected to begin in the second half of 1997 upon approval by the Thailand Board of Investment. Initially, two buildings are expected to be constructed on this site. One of these buildings will house the expansion of the Company's newly acquired Tactylon(R) synthetic examination and surgical gloves and is scheduled to be completed during the second half of fiscal 1998. Production capacity of the Tactylon(R) product line is expected to increase in excess of 200 percent over the existing facility which is located in Vista, California. The second building will be constructed to provide additional capacity for the Company's surgical and clean-room glove products. Production is scheduled to begin in the fourth quarter of 1998. In the interim, these products will continue to be manufactured at the Company's Malaysian and Vista, California facilities. The new buildings, machines and supporting infrastructure are expected to cost approximately $40 million in the aggregate.

Due to the Company's strong cash flow, financing for the total capital expenditures for the two-year period is projected to come from internally generated funds, with any shortfalls financed through borrowings from the existing credit facilities. Due to the demand for increased production capacity, the Company has delayed its previously announced plan to move exam glove production from Malaysia to Thailand.

In March 1997, the Company acquired the synthetic glove business of Tactyl Technologies, Inc., a San Diego based developer and manufacturer of non-latex surgical gloves for the domestic and international markets. The acquisition, which has been accounted for under the purchase method, included an acquisition price of approximately $14.5 million payable at the closing, plus up to an additional $5 million payment which is contingent upon the Tactyl business achieving certain future sales and performance targets, including the development of the next generation of synthetic latex technology.

The Company has an unsecured two-year credit facility for financing general working capital needs, up to a maximum of $25,000,000. As of June 30, 1997, there were no borrowings outstanding under this credit facility.

The Company's foreign manufacturing subsidiaries have revolving lines of credit for financing general working capital needs up to approximately $13,700,000. As of June 30, 1997, there were no borrowings outstanding under these credit facilities. These borrowings are collateralized by all assets of the subsidiaries and are further supported by a guarantee of the Company.

LEGAL PROCEEDINGS

Since May 1995, 73 product liability lawsuits seeking monetary damages have been filed in federal and state courts in which the Company has been named a defendant along with other manufacturers of latex gloves. In February 1997, the Judicial Panel on Multi-District Litigation entered an order transferring the latex allergy lawsuits brought against the Company and other latex glove manufacturers in various federal courts to the United States District Court in Philadelphia, consolidating pending and future federal court latex allergy lawsuits for discovery management and other pre-trial proceedings. Management has referred the defense of these cases to its insurance carriers. The Company maintains levels of insurance coverage which it believes will be adequate to cover the cost of the legal defense of these suits.

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

     - the competitive nature of the industry and the ability of the Company to continue to distinguish its products on the basis of quality, reliability and value, possible obsolescence of the Company's primary product due to the development by competitors of new products, manufacturing processes or technologies including latex alternatives; the ability of the Company to maintain strong distributor relationships, and the ability of the Company to maintain its selling prices and anticipated volumes;

     - the ability of the Company to meet existing or future FDA regulations regarding the manufacture and sale of the Company's gloves;

     - adverse outcomes regarding product liability lawsuits or the inability to obtain sufficient product liability insurance coverage at reasonable rates;

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

     -    changes in the Company's rates or basis of income taxation; and

     - rapid levels of inflation, which could have a significant effect on the Company's net sales and profitability.

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


                                       SAFESKIN CORPORATION


Date: August 14, 1997                  By:  /s/ David L. Morash
                                            ------------------------------
                                            David L. Morash, Executive Vice-
                                            President, Chief Financial Officer