Form 10-Q
period 1997-09-30
SAFESKIN CORP
filed 1997-11-14
CIK 911636

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997
                                               ------------------
                                       OR

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to ________________

                         Commission file number 0-22726

                              SAFESKIN CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

                    Florida                                59-2617525
                    -------                                -----------
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

        Yes  [X]       No  [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at October 31, 1997
             -----                          -------------------------------
Common Stock, par value $0.01 per share              26,306,008

                                     SAFESKIN CORPORATION

                                             INDEX


                                                                             Page Number
                                                                             -----------
PART I:      Financial Information..................................              1

ITEM 1.      Financial Statements...................................              1

             Condensed Consolidated Balance Sheets at September 30,
             1997 and December 31, 1996.............................              2

             Condensed Consolidated Statements of Operations for
             the three months ended September 30, 1997 and 1996.....              3

             Condensed Consolidated Statements of Operations for
             the nine months ended September 30, 1997 and 1996......              4

             Condensed Consolidated Statements of Cash Flows for
             the nine months ended September 30, 1997 and 1996......              5

             Notes to Condensed Consolidated Financial Statements...              6

ITEM 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................              8


PART II:     Other Information......................................             17

ITEM 6.      Exhibits and Reports on Form 8-K.......................             17


Signatures..........................................................             18

                                PART I: FINANCIAL INFORMATION




ITEM 1.        Financial Statements


               INDEX                                                                      PAGE
               -----                                                                      ----
               Condensed Consolidated Balance Sheets at September 30, 1997
               and December 31, 1996.........................................................2

               Condensed Consolidated Statements of Operations for
               the three months ended September 30, 1997 and 1996............................3

               Condensed Consolidated Statements of Operations for
               the nine months ended September 30, 1997 and 1996.............................4

               Condensed Consolidated Statements of Cash Flows for the
               nine months ended September 30, 1997 and 1996.................................5

               Notes to Condensed Consolidated Financial Statements..........................6


                              SAFESKIN CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                              SEPTEMBER 30,
                                                                  1997             DECEMBER 31,
                                                               (UNAUDITED)             1996
                                                              -------------       -------------
ASSETS

Current assets:
      Cash and cash equivalents ........................      $  20,218,051       $  16,265,468
      Accounts receivable, net .........................         21,122,527          19,848,253
      Inventory ........................................         22,215,178          21,867,835
      Other current assets .............................          4,685,707           4,062,314
                                                              -------------       -------------

            Total current assets .......................         68,241,463          62,043,870

Property, plant and equipment, net .....................         58,263,084          53,391,423
Goodwill and other assets ..............................          9,657,214           1,313,731
                                                              -------------       -------------
            Total assets ...............................      $ 136,161,761       $ 116,749,024
                                                              =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable .................................      $   5,172,495       $   5,362,273
      Accrued liabilities ..............................         21,323,083           8,371,962
                                                              -------------       -------------
            Total current liabilities ..................         26,495,578          13,734,235
                                                              -------------       -------------

Commitments and contingencies

Shareholders' equity:
      Preferred stock; $.01 par value; 10,000,000 shares
           authorized and no shares outstanding ........                 --                  --
      Common stock; $.01 par value; 40,000,000 shares
            authorized; 26,279,868 shares
            and 25,811,048 shares outstanding ..........            262,799             258,110
      Additional paid-in-capital .......................         42,465,383          39,101,451
      Foreign currency translation adjustment ..........        (25,283,934)            686,544
      Retained earnings ................................         92,221,935          62,968,684
                                                              -------------       -------------

            Total shareholders' equity .................        109,666,183         103,014,789
                                                              -------------       -------------

            Total liabilities and shareholders' equity .      $ 136,161,761       $ 116,749,024
                                                              =============       =============

 The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

                                                             1997                1996
                                                         ------------       ------------
Net sales .........................................      $ 46,897,491       $ 37,492,495

Cost of goods sold ................................        25,497,710         21,022,797
                                                         ------------       ------------

            Gross profit ..........................        21,399,781         16,469,698
                                                         ------------       ------------

Operating expenses:
     Selling ......................................         5,447,621          4,999,263
     Research and development .....................           934,394            526,471
     General and administrative ...................         4,077,681          2,891,152
                                                         ------------       ------------

            Total operating expenses ..............        10,459,696          8,416,886
                                                         ------------       ------------

            Income from operations ................        10,940,085          8,052,812

Interest expense (income), net ....................          (211,726)             8,744

Other expense (income), net .......................        (1,842,999)            75,785
                                                         ------------       ------------

Income before income tax provision ................        12,994,810          7,968,283

Income tax provision ..............................         1,435,168            916,354
                                                         ------------       ------------

Net income ........................................      $ 11,559,642       $  7,051,929
                                                         ============       ============

Net income per share ..............................      $       0.39       $       0.25

Weighted average number of shares of common
     stock and common stock equivalents outstanding        29,538,520         28,236,268



The accompanying notes are an integral part of these condensed financial statements.


                              SAFESKIN CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

                                                             1997                 1996
                                                         -------------       -------------
Net sales .........................................      $ 133,013,441       $ 106,534,022

Cost of goods sold ................................         71,455,376          62,576,360
                                                         -------------       -------------

            Gross profit ..........................         61,558,065          43,957,662
                                                         -------------       -------------

Operating expenses:
     Selling ......................................         16,528,182          12,746,953
     Research and development .....................          2,519,819           1,404,302
     General and administrative ...................         11,350,084           7,968,915
                                                         -------------       -------------

            Total operating expenses ..............         30,398,085          22,120,170
                                                         -------------       -------------

            Income from operations ................         31,159,980          21,837,492

Interest expense (income), net ....................           (544,901)            118,218

Other expense (income), net .......................         (1,217,468)            200,350
                                                         -------------       -------------

Income before income tax provision ................         32,922,349          21,518,924

Income tax provision ..............................          3,669,099           2,828,321
                                                         -------------       -------------

Net income ........................................      $  29,253,250       $  18,690,603
                                                         =============       =============

Net income per share ..............................      $        1.01       $        0.68

Weighted average number of shares of common
     stock and common stock equivalents outstanding         29,025,233          27,479,430



 The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

                                                                     1997               1996
                                                                 ------------       ------------
Cash flows from operating activities:
       Net income .........................................      $ 29,253,250       $ 18,690,603
       Adjustments to reconcile net income to cash
            provided by operating activities:
             Depreciation and amortization ................         5,198,523          4,077,575
             Foreign currency transaction gain - unrealized        (1,726,958)                --
             Loss on sale/disposition of equipment ........            39,450             24,888
             Amortization of deferred compensation ........                --            152,469
       Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Accounts receivable .....................          (619,228)           865,926
                  Inventory ...............................          (608,819)        (6,047,926)
                  Other assets ............................         1,174,512         (2,456,545)
             Increase in:
                  Accounts payable and accrued liabilities         10,789,144          2,683,067
                                                                 ------------       ------------
             Net cash provided by operating activities ....        43,499,874         17,990,057
                                                                 ------------       ------------

Cash flows from investing activities:
       Payments for acquisition ...........................       (14,463,092)                --
       Purchase of property, plant and equipment ..........       (25,807,033)       (14,331,379)
       Proceeds from sale of equipment ....................            24,654                 --
                                                                 ------------       ------------
             Net cash used by investing activities ........       (40,245,471)       (14,331,379)
                                                                 ------------       ------------

Cash flows from financing activities:
       Decrease in long-term debt .........................                --         (2,750,000)
       Proceeds from issuance of common stock .............         3,368,621          4,671,947
                                                                 ------------       ------------
             Net cash provided by financing activities ....         3,368,621          1,921,947
                                                                 ------------       ------------

Effect of exchange rate changes on cash ...................        (2,670,441)           602,571
                                                                 ------------       ------------
Net increase in cash and cash equivalents .................         3,952,583          6,183,196
Cash and cash equivalents at beginning of period ..........        16,265,468          2,086,972
                                                                 ------------       ------------
Cash and cash equivalents at end of period ................      $ 20,218,051       $  8,270,168
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

2. Inventories at September 30, 1997 consisted of $2,192,000, $781,000 and $19,242,000 for raw materials, work in process and finished goods, respectively. At December 31, 1996, inventories consisted of $1,920,000, $114,000 and $19,834,000 for raw materials, work in process and finished goods, respectively.

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

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). The standard, which requires the presentation of basic and dilutive earnings per share, is effective for the fourth quarter of 1997 and specifies the computation, presentation, and disclosure requirements for earnings per share. On a pro forma basis, had this standard been adopted, earnings per share for the three and nine month periods ending September 30, 1997 and 1996, respectively, would be as follows:

         For the three months ended September 30, For the nine months ended September 30,
                          1996           1997                    1996            1997
                       (unaudited)    (unaudited)             (unaudited)     (unaudited)
                       ----------     ----------              ----------       ----------
    Basic EPS           $  .27           $  .44                  $.   74       $   1.12
    Dilutive EPS        $  .25           $  .39                  $.   68       $   1.01

5. The accounts of the Company's foreign subsidiaries are measured using local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates in effect during the year. Net currency exchange gains or losses resulting from such translation are excluded from net income and accumulated in a separate component of shareholders' equity. Gains and losses from foreign currency transactions are recorded as a component of earnings.

    The Company is exposed to exchange rate risks when its U.S. and non-U.S. subsidiaries enter into transactions denominated in currencies other than their functional currency. The Company enters into foreign exchange contracts to hedge certain portions of these risks. As exchange rates change, gains and losses recorded on the exposed transactions are partially offset by gains and losses on the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates monthly with gains and losses included in earnings. At September 30, 1997, the Company had outstanding foreign exchange contracts for Malaysian ringgit which fixed the exchange rate on intercompany transactions, totaling approximately $39.1 million, which have been eliminated in consolidation in the accompanying condensed consolidated financial statements. These foreign exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at the maturity date. If the counterparties to the exchange contracts (primarily AA rated international banks) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency related fluctuations. Management believes that the high credit worthiness of the counterparties to the hedging contracts minimizes non-performance risk.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.

GENERAL

The Company's net sales have grown substantially over the past several years. The Company attributes the growth in net sales during this period principally to the introduction of new products, growth in markets for its products, and increased market penetration due to the implementation of sales and marketing programs. The Company introduced lightly powdered medical gloves, powder-free medical gloves, HypoClean(R) powder-free gloves, powder-free latex surgical gloves and high technology and scientific nitrile gloves in 1989, 1990, 1992, 1994 and 1995, respectively. In the fourth quarter of 1996, the Company formally launched its Safeskin 2000 powder-free latex surgical glove, which was developed through the use of computer-aided design (CAD) and a new rapid prototyping technique known as "laminated object manufacturing." The Company has recently developed a medical examination glove made of nitrile synthetic latex and began selling the gloves in the first quarter of 1997. In the second quarter of 1997, the Company, as a result of its acquisition of the synthetic glove business of Tactyl Technologies, Inc., began selling Tactylon(R) synthetic examination and surgical gloves. Although the Company has continued to develop new products and expects to do so in the future, no assurance can be given that the new products will be accepted in the marketplace or will have similar growth rates.

The Company's net sales are derived from the sale of finished products, net of contractual allowable rebates provided to distributors for the resale of the Company's products in specific volumes to specified end user customers. The Company estimates allowable rebates on a monthly basis through the analysis of actual sales information from customers, contractual arrangements and historical trends related to actual rebates issued. Cost of goods sold includes all costs to manufacture the finished product plus related costs associated with ocean freight, customs duty and warehousing. Selling expenses include all salaries for sales and marketing staffs together with other related expenses such as sales commissions, and costs associated with travel, trade show participation, advertising and product delivery. Research and development expenses include salaries for research and development staffs as well as expenses such as consulting, product testing and travel costs. General and administrative expenses include salaries for administrative and information technology staffs, together with related expenses for travel, insurance, facilities and consulting and professional fees. The income tax provision is substantially less than statutory rates primarily as a result of the tax free status of the Company's foreign manufacturing operations. During June 1994, the Company's Malaysian manufacturing operations were granted five additional years of tax free status retroactive to October 1, 1993, the date on which the original five year grant of tax free status expired. The Company's Thai manufacturing operations have been granted tax free status through 2003.

The Company's medical glove distributor customers do not bill third-party reimbursement sources separately for purchases of the Company's gloves. Consequently, the timing and effect of third-party payments to hospitals and clinics do not have a material effect on the Company's operations or liquidity.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Net sales for the three months ended September 30, 1997 were $46,897,000 which represents a 25.1% increase over net sales of $37,492,000 for the same period in 1996. The predominant cause for the sales growth was an increase in unit volumes sold during the 1997 period, which includes sales of lightly powdered gloves associated with the Company's new contracts with group purchasing organizations as well as increased sales of powder-free surgical and scientific glove products.

Cost of goods sold increased 21.3% from $21,022,000 for the three months ended September 30, 1996 to $25,497,000 for the three months ended September 30, 1997. As a percentage of net sales, cost of goods sold decreased from 56.1% for the three months ended September 30, 1996 to 54.4% for the same period in 1997. This decrease in cost of goods sold as a percentage of net sales was principally attributable to the favorable impact of greater manufacturing efficiencies, the continued shift of production to the Company's lower-cost manufacturing facility in Thailand, and lower latex prices. Although sales of the Company's lower margin lightly powdered gloves increased in the 1997 period as compared to the 1996 period, the impact on the gross profit margin was offset by increased sales of higher margin powder-free surgical and scientific glove products. As a result of the above, gross profits increased 29.9% from $16,470,000 for the three months ended September 30, 1996 to $21,400,000 for the three months ended September 30, 1997.

Selling expenses increased 9.0% from $4,999,000 for the three months ended September 30, 1996 to $5,449,000 for the three months ended September 30, 1997. As a percentage of net sales, selling expenses decreased from 13.3% for the three months ended September 30, 1996 to 11.6% for the same period in 1997. During the 1996 period, the Company had accrued approximately $523,000 of non-recurring charges related to the severance of a former executive. Excluding such charges, selling expenses as a percentage of net sales would have been 11.8% for the 1996 period, comparable to the 11.6% for the 1997 period.

Research and development expenses increased 77.5% from $527,000 for the three months ended September 30, 1996 to $934,000 for the three months ended September 30, 1997. As a percentage of net sales, these expenses increased from 1.4% for the three months ended September 30, 1996 to 2.0% for the same period in 1997. The increase in research and development expenses as a percentage of net sales reflects an increase in the Company's research and development personnel, related travel costs, and research and development costs related to the Tactylon(R) product line.

General and administrative expenses increased 41.0% from $2,891,000 for the three months ended September 30, 1996 to $4,078,000 for the three months ended September 30, 1997. As a percentage of net sales, general and administrative expenses increased from 7.7% for the three months ended September 30, 1996 to 8.7% for the same period in 1997. The increase in general and administrative expenses as a percentage of net sales was caused primarily by increased costs associated with the acquisition of Tactyl Technologies, Inc.

Income from operations increased 35.9% from $8,053,000 for the three months ended September 30, 1996 to $10,941,000 for the three months ended September 30, 1997. Operating margins increased from 21.5% in the 1996 period to 23.3% in the 1997 period.

Interest expense (income), net, decreased from $9,000 of interest expense for the three months ended September 30, 1996 to $211,000 of interest income for the three months ended September 30, 1997, and is primarily due to the fact that in 1997 the Company did not have any debt outstanding and generated investment returns on its cash balances. The Company has been able to successfully fund its operations, including the expansion of the Company's foreign manufacturing operations, with internally generated cash.

Other expense (income), net, decreased from $76,000 of other expense for the three months ended September 30, 1996 to $1,843,000 of other income for the three months ended September 30, 1997. The decrease in other expense was due substantially to net foreign currency transaction gains experienced in the Company's Malaysian and Thailand subsidiaries for the three months ended September 30, 1997. In prior periods, gains and losses from foreign currency transactions for the Company's Malaysian and Thailand subsidiaries were recorded as a component of cost of sales. Due to their immateriality and because substantially all of the sales of these subsidiaries are intercompany sales, the gains and losses related to foreign currency transactions had been recorded as a component of cost of sales. However, due to the significant devaluation of the Malaysian ringgit and the Thai baht since June 30, 1997, the Company has experienced an increased amount of net foreign currency transaction gains and, therefore, has recorded these net foreign currency transaction gains as a component of other expense (income), net. In future periods, the Company will record net foreign currency transaction gains and losses, regardless of materiality, as a component of other expense (income), net.

Income taxes increased from $916,000 for the three months ended September 30, 1996 to $1,435,000 for the three months ended September 30, 1997. The income tax provisions recorded in both 1996 and 1997 remain less than statutory rates due to the foreign tax free status of the Company's manufacturing operations in Malaysia and Thailand.

Net income increased 63.9% from $7,052,000 for the three months ended September 30, 1996 to $11,560,000 for the three months ended September 30, 1997 due to the foregoing factors.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Net sales for the nine months ended September 30, 1997 were $133,013,000 which represents a 24.9% increase over net sales of $106,534,000 for the same period in 1996. The predominant cause for the sales growth was an increase in unit volumes sold during the 1997 period.

Cost of goods sold increased 14.2% from $62,576,000 for the nine months ended September 30, 1996 to $71,455,000 for the nine months ended September 30, 1997. As a percentage of net sales, cost of goods sold decreased from 58.7% for the nine months ended September 30, 1996 to 53.7% for the same period in 1997. This decrease in cost of goods sold as a percentage of net sales was principally attributable to the favorable impact of greater manufacturing efficiencies, the continued shift of production to the Company's lower-cost manufacturing facility in Thailand, and lower latex prices. As a result of the above, gross profits increased 40.0% from $43,958,000 for the nine months ended September 30, 1996 to $61,558,000 for the nine months ended September 30, 1997.

Selling expenses increased 29.7% from $12,747,000 for the nine months ended September 30, 1996 to $16,528,000 for the nine months ended September 30, 1997. As a percentage of net sales, selling expenses increased from 12.0% for the nine months ended September 30, 1996 to 12.4% for the same period in 1997. The increase in selling expenses as a percentage of net sales can be primarily attributed to increased selling expenses in the Company's European subsidiaries.

Research and development expenses increased 79.4% from $1,404,000 for the nine months ended September 30, 1996 to $2,520,000 for the nine months ended September 30, 1997. As a percentage of net sales, these expenses increased from 1.3% for the nine months ended September 30, 1996 to 1.9% for the same period in 1997. The increase in research and development expenses as a percentage of net sales reflects an increase in the Company's product testing, research and development personnel and research and development costs related to the Tactylon(R) product line.

General and administrative expenses increased 42.4% from $7,969,000 for the nine months ended September 30, 1996 to $11,350,000 for the nine months ended September 30, 1997. As a percentage of net sales, general and administrative expenses increased from 7.5% for the nine months ended September 30, 1996 to 8.5% for the same period in 1997. The increase in general and administrative expenses as a percentage of net sales was caused primarily by increased costs associated with the Company's acquisition of Tactyl Technologies, Inc. Additional factors include increased product liability insurance costs and increased investment in information technology and logistics, which the Company believes will lower inventory costs and streamline distribution to customers.

Income from operations increased 42.7% from $21,838,000 for the nine months ended September 30, 1996 to $31,160,000 for the nine months ended September 30, 1997. Operating margins increased from 20.5% in the 1996 period to 23.4% in the 1997 period.

Interest expense (income), net, decreased from $118,000 of interest expense for the nine months ended September 30, 1996 to $545,000 of interest income for the nine months ended September 30, 1997, and is primarily due to the fact that the Company did not have any debt outstanding and generated investment returns on its cash balances in 1997.

Other expense (income), net, decreased from $201,000 of other expense for the nine months ended September 30, 1996 to $1,217,000 of other income for the nine months ended September 30, 1997. The decrease in other expense was due substantially to net foreign currency transaction gains in the Company's Malaysian and Thailand subsidiaries for the nine months ended September 30, 1997. In prior periods, gains and losses from foreign currency transactions for the Company's Malaysian and Thailand subsidiaries were recorded as a component of cost of sales. Due to their immateriality and because substantially all of the sales of these subsidiaries are intercompany sales, the gains and losses related to foreign currency transactions had been recorded as a component of cost of sales. However, due to the significant devaluation of the Malaysian ringgit and the Thai baht since June 30, 1997, the Company has experienced an increased amount of net foreign currency transaction gains and, therefore, has recorded these net foreign currency transaction gains as a component of other expense (income), net. In future periods, the Company will record net foreign currency transaction gains and losses, regardless of materiality, as a component of other expense (income), net.

Income taxes increased from $2,828,000 for the nine months ended September 30, 1996 to $3,669,000 for the nine months ended September 30, 1997. The income tax provisions recorded in both 1996 and 1997 remain less than statutory rates due to the foreign tax free status of the Company's manufacturing operations in Malaysia and Thailand.

Net income increased 56.5% from $18,691,000 for the nine months ended September 30, 1996 to $29,253,000 for the nine months ended September 30, 1997 due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations generated approximately $43,500,000 and $17,990,000 of cash during the nine months ended September 30, 1997 and 1996, respectively. During the nine months ended September 30, 1997 and 1996, the Company acquired capital assets of approximately $25,807,000 and $14,331,000, respectively, primarily all of which were for the expansion of the Company's foreign manufacturing operations.

The Company has completed construction on the first of its new production lines located in its Thai facility, referred to by the Company as the "Grand Master." This new production line is currently operational, and two additional lines are scheduled to be operational by the end of 1997. The Company's management believes that a single "Grand Master" production line will have the highest capacity of any glove production line in the world, equivalent in capacity to approximately eight of the existing production lines in this facility. The construction of these two additional production lines is expected to be funded with internally generated cash.

In addition, the Company is currently building a latex concentrate plant in Thailand. The output of the plant will supply latex concentrate to the Company's factories in Thailand and Malaysia for the manufacture of its disposable latex gloves. The Company has begun initial production in the third quarter of 1997 and expects the final phase of construction to be completed within a year. The Company anticipates that this construction will be funded with internally generated cash. This plant will allow the Company to fully integrate its manufacturing processes to gain better control over the quality, cost and reliability of latex supplies.

In April 1997, the Company announced plans for the expansion of its Southeast Asian manufacturing operations in order to meet the continued strong demand and anticipated future demand for its latex and synthetic medical examination, surgical and high-technology and scientific gloves. The Company's expansion plans over the next two years include the construction of an additional building and related machinery at the Company's existing Thai facility. Additionally, the Company also plans to construct a second manufacturing facility to be located in southern Thailand that is expected to produce surgical, high technology and scientific and examination gloves. Construction of this site has begun in the second half of 1997 upon approval by the Thailand Board of Investment. Initially, two buildings are expected to be constructed on this site. One of these buildings will house the expansion of the Company's Tactylon(R) synthetic examination and surgical gloves and is scheduled to be completed during the second half of fiscal 1998. This building is expected to increase by 200 percent the production capacity of the Tactylon(R) product line in comparison to the existing facility which is located in Vista, California. The second building will be constructed to provide additional capacity for the Company's surgical and clean-room glove products. Production is scheduled to begin in the fourth quarter of 1998. In the interim, these products will continue to be manufactured at the Company's Malaysian and Vista, California facilities. The new buildings, machines and supporting infrastructure are expected to cost approximately $40 million in the aggregate. Due to the Company's strong cash flow, financing for the total capital expenditures for the two-year period is projected to come from internally generated funds, with any shortfalls financed through borrowings from the existing credit facilities.

As of December 31, 1996, the Company's plan for the Malaysian operations included transfer of production to Thailand and sale of the Malaysian facility in 1997. At December 31, 1996, the Malaysian facility was considered held for sale. Subsequent to December 31, 1996, the Company extended the planned use of the Malaysian facility to 1998 due to existing production requirements and the timing of bringing new production capacity on-line in Thailand. The Company still intends to transfer production to Thailand and sell the Malaysian facility. As of September 30, 1997, the Malaysian facility is still considered held for sale and the delay in moving the examination glove production from Malaysia to Thailand has had no impact on the Company's restructuring plan and the write-down of fixed assets recorded in 1996.

In March 1997, the Company acquired the synthetic glove business of Tactyl Technologies, Inc., a San Diego based developer and manufacturer of non-latex surgical gloves for the domestic and international markets. The acquisition, which has been accounted for under the purchase method, included an acquisition price of approximately $14.5 million payable at the closing, plus up to an additional $5 million payment which is contingent upon the Tactyl business achieving certain future sales and performance targets, including the development of the next generation of synthetic latex technology. Such additional payment, if any, would be recorded as goodwill and amortized over its remaining life.

The Company has an unsecured two-year credit facility for financing general working capital needs, up to a maximum of $25,000,000. As of September 30, 1997, there were no borrowings outstanding under this credit facility.

The Company's foreign manufacturing subsidiaries have revolving lines of credit for financing general working capital needs up to approximately $13,700,000. As of September 30, 1997, there were no borrowings outstanding under these credit facilities. These borrowings are supported by a guarantee of the Company.

In July 1997, the Thai baht and Malaysian ringgit were permitted to float against the U.S. dollar and other currencies, and as a result, the baht and ringgit have devalued from approximately 24.7 bahts/dollar and 2.5235 ringgits/dollar, as of June 30, 1997 to approximately 35.7 bahts/dollar and 3.25 ringgits/dollar as of September 30, 1997. The significant devaluation in both the Thailand and Malaysian currencies have resulted in an increased amount of foreign currency transaction net gains and foreign currency translation adjustments, which are recorded as a separate component of equity. The devaluation of the baht and ringgit may cause the Company's competitive environment to improve. It is not possible at this time to determine what effect the devaluation will have upon pricing or costs, but management believes the devaluation will not have a material adverse effect upon the Company's operating results for 1997 and beyond.

LEGAL PROCEEDINGS

Since May 1995, 87 product liability lawsuits seeking monetary damages have been filed in federal and state courts in which the Company has been named a defendant along with other manufacturers of latex gloves. In February 1997, the Judicial Panel on Multi-District Litigation entered an order transferring the latex allergy lawsuits brought against the Company and other latex glove manufacturers in various federal courts to the United States District Court in Philadelphia, consolidating pending and future federal court latex allergy lawsuits for discovery management and other pre-trial proceedings. Management has referred the defense of these cases to its insurance carriers. The Company maintains levels of insurance coverage which it believes will be adequate to cover the cost of the legal defense of these suits.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 1997 and beyond, the effect of currency fluctuations in Thailand and Malaysia on the operating results of the Company, the Company's liquidity and working capital, the Company's ability to complete construction of new facilities as scheduled, the production capacity and the Company's ability to achieve additional efficiencies in its manufacturing facilities and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

The most important factors that could prevent the Company from achieving its goals--and cause the assumptions underlying forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements--include, but are not limited to, the following;

       o the competitive nature of the industry and the ability of the Company to continue to distinguish its products on the basis of quality, reliability and value, possible obsolescence of the Company's primary product due to the development by competitors of new products, manufacturing processes or technologies including latex alternatives; the ability of the Company to maintain strong distributor relationships, and the ability of the Company to maintain its selling prices and anticipated volumes;
       o the ability of the Company to meet existing or future FDA regulations regarding the manufacture and sale of the Company's gloves;

        o adverse outcomes regarding product liability lawsuits or the inability to obtain sufficient product liability insurance coverage at reasonable rates;
        o risks associated with investments and operations in foreign countries, particularly Thailand and Malaysia, including exchange rate fluctuations, local economic conditions, governmental policies regarding foreign ownership of manufacturing facilities, local regulatory requirements, tax holidays and political factors;
        o the consistent availability, at budgeted prices, of raw rubber from independent growers and concentrate plant operators in Malaysia and Thailand;
        o delays in the completion of the Company's construction of its additional "Grand Master" production lines and other production lines and latex concentrate plant in Thailand or the failure of such new lines or plant to generate anticipated productivity and efficiencies;
        o economic conditions in the healthcare industry, including the potential impact of industry consolidation and cost constraints on the end-user;
        o changes in significant government regulations affecting the healthcare industry;
        o the ability of the Company to protect its proprietary products, know-how and manufacturing processes;
        o  changes in the Company's rates or basis of income taxation; and
        o rapid levels of inflation, which could have a significant effect on the Company's net sales and profitability.

These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in other filings by the Company with the Securities and Exchange Commission.

                                  PART II:  OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits

        EXHIBIT       DESCRIPTION
        -------       ------------
        10.41         Executive Deferred Compensation Plan of Safeskin Corporation
        11            Statement re: Computation of per share earnings


(b)     Reports on Form 8-K

        None.

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SAFESKIN CORPORATION


Date: November 14, 1997                     By:     /s/ David L. Morash
                                                   --------------------
                                            David L. Morash, Executive Vice-
                                            President, Chief Financial Officer