Form 10-K
period 1997-12-31
SAFESKIN CORP
filed 1998-03-30
CIK 911636

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  -------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


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

                          COMMON STOCK, $.01 PAR VALUE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

      As of March 20, 1998, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $1,535,976,215.

      As of March 20, 1998, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 26,855,342.

                       Documents Incorporated by Reference

      Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 fiscal year.


================================================================================

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I

Item 1.  Business ............................................................................1

Item 2.  Properties .........................................................................11

Item 3.  Legal Proceedings ..................................................................12

Item 4.  Submission of Matters to a Vote of Security Holders ................................12

PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Shareholder Matters.........................................................13

Item 6.  Selected Consolidated Financial Data ...............................................14

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ......................................15

Item 8.  Financial Statements and Supplementary Data ........................................21

Item 9.  Disagreements on Accounting and Financial Disclosures...............................43

PART III

Item 10. Directors and Executive Officers of the Registrant..................................43

Item 11. Executive Compensation..............................................................43

Item 12. Security Ownership of Certain Beneficial Owners and Management .....................43

Item 13. Certain Relationships and Related Transactions......................................43

PART IV

Item 14. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K ............................................................43

Signatures ..................................................................................46

                                     PART I

ITEM 1. BUSINESS

            The Company is a leading manufacturer of high quality disposable latex medical examination gloves for the United States market and believes that it is the world's leading manufacturer of high quality disposable latex powder-free examination gloves. The Company sells its gloves to the medical, dental, high technology and scientific and consumer markets. The Company markets high quality gloves designed to prevent the transmission of infectious disease while at the same time minimizing the risk of any debilitating side effects which may result from prolonged use by the wearer; high quality gloves engineered to meet the stringent contamination control requirements of cleanroom applications in the semiconductor and pharmaceutical industries; and gloves for consumer use. In 1995, the Company became the market share leader, in both sales dollars and total units, of medical examination gloves to acute care facilities (hospitals) in the United States. Based upon information provided by its distributors, the Company believes that, in 1997, approximately 60% of the sales (in units) of the Company's products to end user customers were to acute care facilities; approximately 30% were to alternate care (primary care and extended care) and dental facilities; and approximately 10% were to the high technology and scientific and consumer markets.

            The Company began operations in 1987 to take advantage of the opportunity presented by the growing demand for high quality latex gloves which would be safe, durable and comfortable to don and wear for extended time periods. The Company built a manufacturing facility in Malaysia and began producing latex gloves in 1988. In order to protect the wearer from the glove, the Company developed manufacturing processes which produced gloves that were lower in chemical allergens than those on the market at that time. In August 1989, the Company was the first manufacturer to receive FDA clearance to market non-sterile latex gloves labeled "hypoallergenic" and "lightly powdered." In November 1989, the Company received FDA clearance to market non-sterile latex gloves labeled "hypoallergenic" and "powder-free;" these gloves were introduced to the market early in 1990 and have become the Company's largest selling and fastest growing product. (See "Product Labeling" for a discussion of the Company's use of the "hypoallergenic" label.) In 1992, the Company introduced its line of HypoClean(R) gloves for high technology and scientific uses; in 1994, the Company introduced a powder-free latex surgical glove; in 1995, the Company introduced a powder-free glove made of a non-latex material called nitrile designed for use in the high technology and scientific market. During 1995, the Company received FDA clearance to label its powder-free gloves as having the lowest protein level claim that the FDA allows for medical grade latex gloves. The Company was the first glove manufacturer to receive clearance for use of this claim for its powder-free examination glove products. In 1996, the Company introduced its Safeskin 2000(TM) powder-free latex surgical glove, which was developed through the use of computer-aided design (CAD) and a new rapid prototyping technique known as "laminated object manufacturing." In December 1996, the Company gained FDA clearance to market a glove made of nitrile; these gloves were introduced to the market in 1997 and were designated primarily for use in the medical market. In addition, as a result of its acquisition of Tactyl Technologies, Inc. ("Tactyl"), the Company began offering Tactylon(R) synthetic examination and surgical gloves. In February 1998, the Company completed the acquisition of Absolute Quality Leadership, Inc., (AQL). AQL is a California based marketer of glove products for the high-technology/scientific markets. (See "Recent Developments" for additional information regarding this acquisition.)

INDUSTRY

            In 1997, the total market for medical gloves, which includes medical examination and surgical gloves, in the United States was approximately $1 billion. The market for acute care medical examination gloves, those medical examination gloves used in hospitals, accounted for approximately $325 million and the market size of the powder-free segment of the acute care medical examination glove market is approximately $165 million. The Company estimates that it has 29% of the acute care medical examination glove market and 47% of the powder-free segment (including sales of the Company's product under private label agreements) of the acute care medical examination glove market. The growth in the market for medical examination gloves over the past ten years has largely resulted from the increased concerns among health care professionals over protection from the transmission of infectious diseases, particularly viruses such as AIDS and Hepatitis B. In 1987, the Centers for Disease Control and Prevention ("CDC") issued recommendations that anyone coming into contact with bodily fluids should use "universal precautions," including the wearing of gloves. Additionally, since 1991 Occupational Safety and Health Administration ("OSHA") regulations have required that protective gloves be worn when it can be reasonably anticipated that an employee will have contact with blood, saliva or other potentially infectious substances.

            The demand for latex gloves has also grown among users in the semiconductor, biotechnology, pharmaceutical, general industrial manufacturing and research segments of the high technology and scientific market. Increasingly, the manufacturing processes in these industries take place in cleanrooms requiring gloves that minimize the amount of particulates to prevent product contamination.

            As people began wearing more latex gloves for longer periods, there was an increase in irritations to the powder used to make the glove, in allergic reactions to the water soluble proteins in latex and to the chemicals and other additives used in processing latex and manufacturing gloves. In 1991, the FDA issued a medical alert warning health care professionals about the increased incidences of allergic reactions to latex medical products by both medical personnel and patients. In response to the increase in allergic reactions to latex gloves, glove manufacturers attempted to reduce the amount of powder, latex proteins and chemical allergens in their gloves, which may contribute to the possibility of allergic reaction. OSHA regulations in effect since 1991 require that all employers provide gloves that are both low in chemical residuals and powder-free for employees who are allergic to the gloves otherwise provided.

PRODUCTS

            The Company currently manufactures and markets three basic types of gloves: medical examination gloves, surgical gloves and high technology and scientific gloves. The Company's gloves consist of six types of latex gloves, two types of nitrile gloves and two types of Tactylon(R) gloves. The majority of the Company's gloves are marketed under the "Safeskin" trade name to enhance market recognition and brand loyalty. The Company markets its non-latex surgical glove under the Tactylon(R) trade name. Each type of the Company's latex gloves comes in various sizes. All gloves are manufactured with a beaded cuff for added strength and ease in donning. The Company manufactures both ambidextrous and hand specific gloves.

MEDICAL EXAMINATION GLOVES

- Medical Examination Gloves-Powder-Free. Safeskin powder-free medical examination gloves were introduced to the market in 1990. Medical examination gloves are designed to be used for medical uses where a sterile glove is not required. These gloves are manufactured utilizing a proprietary process that make them easy to don and remove without the need for corn starch powder. These are also processed to reduce further both proteins in the latex and additives used in the manufacturing process. The lack of powder makes the gloves more desirable to wearers who may develop reactions to prolonged use of powdered gloves. Additionally, powder-free gloves eliminate complications which could be caused by powder entering open wounds, and they eliminate airborne powder which may cause distress to respiratory and neo-natal patients. According to market studies, end users typically pay between $.10 and $.20 per pair for powder-free medical examination gloves.

- Medical Examination Gloves-Lightly Powdered. Safeskin lightly powdered medical gloves were the Company's first product introduced to the market in 1989. The lightly powdered glove is the Company's least expensive and is designed to minimize the incidence of contact dermatitis. "Lightly Powdered" refers to the corn starch powder added to the inside of the glove in order to make it easier to don and remove. Principal users are hospital personnel. The glove is also used by other healthcare personnel such as paramedics, nursing home workers and dental professionals. According to market studies, end users typically pay between $.08 and $.16 per pair for lightly powdered medical examination gloves.

- Medical Examination Gloves-Nitrile. Safeskin nitrile medical examination gloves were introduced to the market in 1997. These gloves are made out of a material called nitrile, a synthetic co-polymer that contains no natural rubber latex. The nitrile medical examination glove provides an alternative for individuals allergic to natural rubber latex. This glove is powder-free and manufactured with reduced chemical levels. In addition, the nitrile glove is easy to don, comfortable to wear for extended periods, durable and designed to be soft, odor-free, and non-sticky. According to market studies, end users typically pay between $.26 and $.36 per pair for powder-free, nitrile medical examination gloves.

SURGICAL GLOVES

- Safeskin 2000(TM) Powder-Free Surgical Gloves. In 1996, the Company introduced a powder-free, sterile surgical glove, which was developed through the use of computer-aided design (CAD) and a new rapid prototyping technique known as "laminated object manufacturing (LOM)." Surgical gloves are designed to meet the more rigorous demands of the operating room environment. In addition to being sterile, the glove is non-pyrogenic, reducing the risk of endotoxin (dead bacteria) contamination of surgical sites. Utilizing data from a United States Army Anthropometric Survey on several thousand hand measurements and spatial relationships for unique fit, the CAD/LOM program revolutionized prototype and mold design processes, greatly decreasing the time between product development and market launch. According to market studies, end users typically pay between $1.40 and $1.50 per pair for powder-free surgical gloves.

- Tactylon(R) Surgical Gloves. In March 1997, the Company acquired the synthetic glove business of Tactyl, a San Diego-based developer and manufacturer of non-latex surgical gloves for the domestic and international markets. As a result of this acquisition, the Company incorporated Tactylon(R) synthetic examination and surgical gloves into its product line. Tactyl's surgical glove is the synthetic market leader, with an approximate 37% share in the fastest growing segment of the surgical glove market. Tactyl's gloves are constructed from a patented and advanced synthetic thermoplastic elastomer technology, developed to address the needs of healthcare professionals and patients who are sensitive to natural rubber latex. This technology enhances the tactile sensitivity as compared to other synthetic materials while providing barrier protection and latex allergy avoidance. The Company's management believes that Tactyl's patented technology and surgical glove business strategically complement the Company's Safeskin 2000(TM) powder-free surgeons' glove by permitting the Company to be able to offer surgeons the choice of two products which provide the quality, barrier integrity, comfort and tactile sensitivity required of latex and synthetic surgical gloves. According to market studies, end users typically pay between $2.65 and $3.25 per pair for Tactylon(R) synthetic surgical gloves.

HIGH TECHNOLOGY AND SCIENTIFIC GLOVES

- HypoClean 100(R) Cleanroom Latex Gloves. Introduced in 1992, HypoClean 100(R) cleanroom gloves are engineered and processed to meet the stringent contamination control requirements of highly critical cleanroom applications in the semiconductor and pharmaceutical industries. These gloves are produced through an integrated manufacturing process, the Oxyglazed System(TM). The Oxyglazed System(TM) is a proprietary process that minimizes particulates, reduces latex proteins, removes residual chemicals and enables the Company to offer the first non-cytotoxic (i.e., does not destroy cells) glove to the high technology and scientific market. In addition, HypoClean 100(R) gloves receive further ultra pure cleaning and are packaged in a cleanroom for compatibility with all critical environment applications. According to market studies, end users in the high technology and scientific fields typically pay between $.24 and $.80 per pair for latex gloves designed for a cleanroom environment.

- HypoClean(R) Powder-Free Latex Gloves. These hand specific and ambidextrous gloves, which were introduced in 1992 and are produced through the Oxyglazed System(TM), are sold to the high technology and scientific market for applications where glove powders can interfere with production yields and laboratory processes. According to market studies, end users in the high technology and scientific fields typically pay between $.18 and $.40 per pair for powder-free latex gloves.

- High Technology and Scientific Nitrile Gloves. The Company introduced its synthetic gloves made of nitrile in its high technology and scientific product line in 1995. These gloves are manufactured from a synthetic material, thus eliminating natural rubber protein antigens, contain lower levels of extractable contaminants, and offer a broader range of resistance to many of the chemicals used in high technology and laboratory applications. According to market studies, end users in the high technology and scientific fields typically pay between $.24 and $.55 per pair for powder-free and cleanroom nitrile gloves.

RESEARCH AND DEVELOPMENT

            The Company's research and development strategy is to develop high quality disposable gloves for the medical, dental, high technology and scientific markets. In 1997, 1996 and 1995, the Company's research and development expenses were approximately $3,505,000, $2,209,000 and $1,493,000, respectively. The Company expects these costs to increase as the Company increases the number of new products it introduces.

PRODUCT LABELING

            In August 1989, the Company was the first manufacturer to receive FDA clearance to market non-sterile latex gloves labeled "hypoallergenic". This clearance, which was also obtained for subsequent versions of the Company's latex gloves, was based on the low level of residual chemicals in the gloves following their manufacture, as demonstrated by their passing the modified Draize test for hypoallergenicity. The clearance did not relate to the level of latex proteins in the glove, which at that time was not recognized as a potential issue. It was subsequently discovered that proteins in latex gloves may provoke allergic reactions in latex allergic individuals. As a result, in June 1996, the FDA proposed issuing regulations prohibiting the use of the term "hypoallergenic" on natural rubber latex gloves. In 1997, the FDA issued regulations to that effect, which become effective September 30, 1998.

            Recognizing that certain users of its latex gloves might mistake the term "hypoallergenic" to apply to latex proteins rather than chemical residuals only, Safeskin has already removed the term "hypoallergenic" from its packaging in advance of the FDA mandated regulation.

SALES AND MARKETING

            The Company's sales and marketing efforts focus principally on the acute care market (hospitals), alternate care market (primary care and extended care facilities) and dental market with respect to medical products and on the semiconductor, biotechnology, pharmaceutical, general industrial manufacturing and research market segments with respect to high technology and scientific products. Based upon information provided by its distributors, the Company believes that, in 1997, approximately 60% of the sales (in units) of the Company's products to end user customers were to acute care facilities; approximately 30% were to alternate care facilities; and approximately 10% were to the high technology and scientific and consumer markets.

            The Company's sales and marketing activities in the medical products area are directed at the end users of medical glove products, such as hospitals, group purchasing organizations, integrated healthcare networks and primary or alternate care providers. The Company targets decision makers at these entities and attempts to increase demand for the Company's medical glove products with them and among their constituencies. Sales to end users are then made by a medical products distributor who will purchase the Company's products, stock inventory and resell and deliver the products to the healthcare provider or other end user, typically pursuant to a contract between the Company and the distributor specifying prices to be paid by the distributor for gloves sold to a particular end user. As of December 31, 1997, the Company's gloves were used in over 3,800 hospitals.

            Purchasing decisions by healthcare systems are customarily made by a clinical staff committee which evaluates potential products based on quality criteria, such as effectiveness, durability and likelihood to cause dermatitis, as well as price and value. The Company's sales representatives work with healthcare personnel to ensure that the Company's products are considered in the process and that their comparative advantages are known by the committee. The Company's sales staff also participates in healthcare trade shows to introduce prospective customers to its products and to generate sales orders for the distributors. The Company also participates in various workshops and educational programs relating to end users, patient and personnel protection in healthcare related areas as well as educational programs for personnel in the high-technology and scientific markets in order to promote the Company's products and educate.

            The Company's sales force for medical gloves comprises 49 persons, as of December 31, 1997, who are supervised by seven Regional Managers and the Director of Sales, Medical Division. In addition, as of December 31, 1997, the Company has two sales representatives focused on the dental market who report to a dental sales manager. The sales representatives are paid salaries plus performance-based commissions. Each sales representative possesses at least five years of previous sales experience and is trained by the Company in the dermatological and immunological aspects of glove use. They are also specifically trained to conduct continuing education programs for healthcare personnel to educate them on the reactions possible from latex gloves. The sales force maintains regular interaction with healthcare personnel, thereby providing the Company with valuable feedback on market perception of the Company's products as well as new developments within the industry. In 1997, the Company had seven nurse consultants supporting the Company's sales efforts through clinical education. The Company continues to expand its healthcare marketing efforts to other healthcare professionals, including physicians offices, nursing homes, outpatient clinics, surgical centers, blood banks and other areas of the alternate-care market.

            The Company's national accounts department promotes sales to and negotiates agreements with group purchasing organizations, integrated delivery networks, large non-acute care customers and multifacility high technology and scientific customers. The national accounts department is also responsible for assuring that all operating functions of the Company provide high service levels to these national accounts and maintain relationships with the purchasing agents and senior officers at each such account once a contract is in place. As of December 31, 1997, the Company has three national account managers who are supervised by a Director of National Accounts. In addition, the Company added three strategic alliance managers focused on national accounts distributor relations and implementing supply chain management initiatives with key distributor partners.

            The Company's sales and marketing efforts are supported by the Company's logistics team that delivers services to medical products distributors and end users designed to assist them in their businesses. Specifically, the Company's logistics personnel work with medical products distributors to reduce their order cycle time and inventory levels. In addition, the Company actively promotes the use of electronic data interchange (EDI) technology, for applications such as order entry, invoicing, and sales tracing, which produces savings for both the Company and its distributors.

            All domestic sales of the Company's medical products are made through approximately 167 national, regional and local distributors, typically pursuant to a contract between the Company and the distributor specifying prices to be paid by the distributor for gloves sold to a particular end user. Two of the largest distributors to the general hospital market, McKesson General Medical ("MGM") and Owens & Minor, Inc. ("Owens & Minor") currently carry the Company's product line on a non-exclusive basis. MGM and Owens & Minor distributed gloves accounting for approximately 22.2% and 19.6%, respectively, of the Company's 1997 consolidated net sales. Medical products distributors provide the Company with an extensive nationwide distribution network. This enables the Company's products to reach hospitals, clinics, physicians and dental offices located in metropolitan as well as rural areas. The distributors do not, however, necessarily promote the sale of the Company's products more aggressively than the other competing lines of gloves which they carry.

            Effective October 1, 1994, the Company entered into a three year contract with MGM governing sales of the Company's gloves through MGM. The contract designated the Company as the exclusive manufacturer of MGM's private label gloves. Sales of gloves under the contract first occurred in 1995. In July 1996, the contract was amended to extend its term for an additional two years, expiring on October 1, 1999, and to name the Company as MGM's preferred glove manufacturer. In the amendment, MGM also agreed to promote sales of the Company's gloves and the private label gloves manufactured by the Company. MGM is a leading national medical/surgical products distributor and is the nation's largest distributor to the alternate healthcare market.

            In December 1996, the Company entered into a five year contract, subject to early termination, to supply its examination gloves to Premier Purchasing Partners, L.P. ("Premier"), a national group purchasing organization ("GPO") which is the largest hospital alliance in the United States. The Company is currently one of three examination glove suppliers selected by Premier. Premier comprises 1,800 healthcare facilities with 315,000 beds, approximately one-third of the U.S. hospital marketplace. Premier corporate guidelines direct members to utilize contracted vendors for a minimum of 90 percent of their product requirements.

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

            In March 1997, the Company entered into an exclusive supply agreement with Costco Wholesale ("Costco") for Safeskin lightly powdered examination gloves for consumer use. Costco operates approximately 270 warehouses throughout the United States, Canada, Mexico and the United Kingdom. This agreement reflects the Company's intent to continue to pursue new market opportunities beyond its present penetration of the hospital, doctors' office, dental, and high-technology and scientific markets.

            In April 1997, the Company entered into an exclusive, six-year contract to supply Columbia/HCA Healthcare Corporation ("Columbia") with latex examination gloves. Columbia is the largest provider of health care services in the United States. The Columbia network includes hospitals, surgery centers, home health locations, and nationwide pharmacy benefit management. The estimated value of the six-year contract is approximately $120 million.

            The Scientific Division markets its products for a variety of cleanroom and laboratory applications in the semiconductor, biotechnology, pharmaceutical, general industrial manufacturing and research segments of the high technology and scientific market. Like the medical segment, more workers in the high technology and scientific market are using gloves. Gloves protect both the worker and the products or processes in these industries. As of December 31, 1997, the Company's high technology and scientific products were sold by a network of approximately 107 distribution companies, including the two largest distributors of high-technology and scientific gloves in the United States, VWR Scientific Products Corporation ("VWR Scientific Products") and Fisher Scientific International, Inc. The Company has a sales force of seven company sales representatives, a sales manager and two independent manufacturing representatives actively supporting the distribution network and end user customers. As a result of the Company's recent acquisition of AQL, the Company will now be able to market a broad line of proprietary latex and synthetic glove products, specifically designed for the microelectronics (semiconductor and disk drive), health technologies (pharmaceutical, medical device and biotechnology), and general laboratory and safety market segments. Products are marketed under the CertiClean(R), MicroGrip(TM), NXT(TM) and VeriSafe(TM) trade names and are distributed primarily through VWR Scientific Products.

            The Company established a sales and marketing office in The Netherlands in 1992. In 1994, the Company established sales and marketing subsidiaries in Germany and the United Kingdom. The Company also recruited and trained a sales organization in 1994 and continues to expand its distribution network throughout the European Union (the "EU"). The Company also sells its products in South America, Australia, Africa and Japan. During 1997, international sales represented approximately twelve percent of the Company's total sales. Foreign sales may be subject to certain additional risks, including import and export license requirements, trade regulations, tariffs and foreign medical regulations.

MANUFACTURING AND QUALITY CONTROL

            The Company currently manufactures its products at two manufacturing facilities in Ipoh, Malaysia, one manufacturing facility in Hat Yai, Thailand, and one manufacturing facility in Vista, California. The latex manufacturing facilities locations are selected to be close to the rubber tree plantations, which are the Company's source of natural latex, as well as for favorable cost and availability of labor supply. Immediately after daily harvest from rubber trees, raw natural rubber is sold by the plantations to latex processing firms which concentrate the rubber to produce latex concentrate and incorporate additives and preservatives to prevent spoilage.

            Traditionally, the Company had purchased latex concentrate from latex processing firms in Malaysia and Thailand. However, in mid-1997 Safeskin broke ground, in Thailand, on one of the world's largest latex concentrate plants. Removing a significant portion of this process from the domain of the independent concentrators allows Safeskin to apply its stringent quality standards and proprietary formulations directly on incoming raw latex while also driving down costs. The plant was 75% complete and contributing to Safeskin's profitability within the first six months of operation. Scheduled for completion in early 1998, the plant is expected to generate enough raw latex to supply approximately 80% of the Company's present needs.

            The gloves are manufactured on production machines which can run continuously and can be changed quickly to produce different types and sizes of gloves. Quality control and testing are emphasized throughout the Company's manufacturing process. Each batch is tested to ensure that it meets Company quality standards. Each latex glove is formed by dipping a porcelain mold into the latex compound. Water soluble proteins which occur naturally in latex, and certain additives added for processing, are reduced by means of an extensive heating and leaching processes. In both the Thailand and Malaysian facilities, the Company has automated the glovestripping process. In the past, the lack of rigidity of newly-manufactured gloves required that they be removed manually from their molds; new glovestripping equipment streamlines the procedure by reducing manpower requirements. Proteins and chemicals are minimized as a result of the Company's proprietary latex formulations. In addition, the majority of the Company's gloves are treated under a proprietary process to make them powder-free and lower in protein. Throughout the manufacturing process the Company's quality assurance team performs in-process testing of gloves for thickness, tensile strength, tear resistance and water tightness. A sample of every batch is retained for future analysis.

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

            The Company's facilities in Ipoh, Malaysia, Hat Yai, Thailand and Vista, California have received an ISO 9002 certification. ISO standards are internationally recognized quality manufacturing standards established by the International Organization for Standardization based in Geneva, Switzerland. To obtain its ISO registrations, the Company's factories were independently audited to ensure compliance with the applicable standards, and to maintain registrations, the factories receive regular, announced inspections by an independent certification organization. The Company believes that the ISO 9002 registration makes it more competitive in the marketplace as customers are increasingly recognizing the standard as an indication of product quality.

            The Company's Thailand facility began producing gloves in the first quarter of 1995 and is capable of producing all types of the Company's latex medical examination glove products. Processes have been added in order to allow the Company to further reduce protein levels and chemical contact sensitizers to minimize adverse reactions to natural rubber latex gloves and in anticipation of potential FDA labeling regulations. See "--Product Labeling." Current results indicate that the new facility generates significant labor, raw materials, and water processing savings and efficiencies as compared to the Company's Malaysian facilities. As of December 31, 1997, the Company's continuing expansion brought its total production capacity, in both Thailand and Malaysia, to 3.5 billion latex and synthetic gloves annually. To accommodate the Company's increased production requirements, the Company completed construction and began operating the first of its new production lines located in its Thailand facility in July 1997, referred to by the Company as the "Grand Master." Two additional "Grand Master" production lines began operating in the first quarter of 1998. The Company's management believes that a single "Grand Master" production line will have the highest capacity of any glove production line in the world, equivalent in capacity to approximately eight of the existing production lines in the facility. The Company believes these three Grand Master production lines will boost production by over one billion gloves annually when fully operational.

            In April 1997, the Company announced plans for the expansion of its Southeast Asian manufacturing operations in order to meet the demand for its latex and synthetic medical examination, surgical and high-technology and scientific gloves. The Company's expansion plans over the next two years include
(i) the construction of a fifth building and related machinery at the Company's existing Hat Yai, Thailand facility and (ii) the construction of a second manufacturing facility in Tambol Patong, Thailand that is expected to produce latex and synthetic surgical, high-technology and scientific and medical examination gloves. The fifth building at the Company's existing Hat Yai facility will house 22 high-speed and product-flexible dipping production lines. These dipping production lines are scheduled for staggered commissioning throughout 1998, beginning in the second quarter, and will boost production by an additional 1.5 billion gloves annually when fully operational. Construction of the new manufacturing facility in Tambol Patong, Thailand began in the second half of 1997 after preliminary approval by the Thailand Board of Investment. Four production buildings are expected to be constructed on this site. One of these buildings will house the expansion of the Company's Tactylon(R) synthetic medical examination and surgical glove production and the Company's nitrile glove production and is scheduled to be completed during the second half of fiscal 1998. This building is expected to increase by over 200 percent the production capacity of the Tactylon(R) product line in comparison to the existing facility which is located in Vista, California. The second building will provide additional capacity for the production of the Company's surgical and clean-room glove products and is scheduled to be completed in the fourth quarter of 1998. Finally, the additional two buildings will provide the Company increased capacity for latex and synthetic medical examination, surgical and scientific glove production. Production at these two additional buildings is scheduled to begin in 1999. The new buildings, machines and supporting infrastructure at the new Tambol Patong manufacturing facility are expected to cost approximately $80 million in the aggregate and is expected to increase the Company's annual production capacity by over 2.5 billion gloves, when fully operational.

            On December 13, 1996, the Company announced plans to move all of its remaining latex medical examination glove production from its Malaysian facility to its Hat Yai, Thailand facility in 1997. In connection with the move, the Company took a $3 million charge against earnings in the fourth quarter of 1996. Subsequent to December 31, 1996, the Company extended the planned use of the Malaysian facility due to increasing production requirements and the timing of bringing new production capacity on-line in Thailand. The Company will continue to operate both of its Malaysian facilities for the production of medical examination gloves and higher value products, such as the newly introduced Safeskin 2000(TM) powder-free surgical glove, the high technology and scientific division's HypoClean(R) products and nitrile products and its Vista, California manufacturing facility for its Tactylon(R) product line until new production facilities in Thailand are completed.

            Although the Company has never experienced an interruption in the availability of latex due to natural phenomena or transportation problems or by a factory shutdown resulting from fire, power outage, employee strike or other cause, there can be no assurance that the Company's production of gloves will not be adversely affected by such events.

COMPETITION

            The Company faces substantial competition from a number of manufacturers of latex gloves. The leading competitors in the medical glove product line are Allegiance Corporation (a spin-off of Baxter International), Maxxim Medical Inc., Ansell-Perry Inc., and Johnson & Johnson. The Company's management believes that Allegiance Corporation is the leading competitor in the high technology and scientific glove market. There are also a number of other competitors which are engaged in manufacturing or distributing high technology and scientific gloves. Many of the Company's competitors, particularly those competitors which are large medical and pharmaceutical and hospital supply companies, have substantially greater financial, manufacturing, marketing and technical resources than the Company. The Company and other synthetic glove manufacturers also sell products in the medical and non-medical glove market. Synthetic gloves are generally more expensive than natural rubber latex gloves and do not, in the opinion of the Company's management, present a significant threat to the Company's natural rubber latex products at this time.

            The Company's management believes the primary competitive factors within its markets are product quality, durability, reliability, consistency, clinical value, ease of product use, access to distribution channels, price and the availability of prompt delivery. Failure of the Company to continue to distinguish its products on the basis of quality, reliability and value could have a material adverse effect on the Company's business and results of operations. Furthermore, there can be no assurance that the Company's competitors or others will not develop products, manufacturing processes or new technologies which would be more cost effective or more efficient than those of the Company or that the Company's gloves will not be rendered obsolete or uncompetitive. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations.

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

            Medical examination and surgical gloves must be submitted to the FDA for clearance to market by a pre-market notification filing under Section 510(k) of the FFD&C Act. An application is made for a particular use or performance claim for each type of glove produced by a specific manufacturer. Applications under the 510(k) procedure must demonstrate substantial equivalence to a legally marketed device. Additional data requirements apply to gloves such as surgical gloves, which are sterile. Applicants must defer marketing until a written order is issued by the FDA finding the firm's device substantially equivalent to a legally marketed device. This notice may be issued within 90 days of submission, but may take substantially longer. The FDA, however, may determine that the proposed device is not substantially equivalent, or the agency may require the Company to submit further information, such as additional test data, before it is able to make a substantial equivalence determination. Such an adverse determination or request for additional information could have the effect of materially delaying the commencement of marketing. As part of the substantial equivalence determination, the Company must demonstrate that the glove complies with the American Society of Testing and Materials testing standards relating to physical specifications for the product and must pass the FDA "leakage test."
In addition, the FDA may inspect the manufacturing facilities before issuing a notice of substantial equivalence and may delay or decline to issue such notice.

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

            The Company is subject to periodic inspection by the FDA for compliance with GMP regulations. Under GMP regulations, the Company is subject to significant procedural and documentation requirements with respect to manufacturing, packaging, storage and control activities. The Company also may be subject to inspection by foreign regulatory authorities to determine compliance with comparable standards. Due to the FDA's recently promulgated Quality System Regulation, which will replace the GMP regulations for medical devices and will incorporate preproduction design and development controls and achieve consistency with quality system requirements worldwide, the Company must continue to expend time, monies and efforts in the areas of production and quality control to ensure full technical compliance with these standards.

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

            The Company must meet various regulatory requirements for the sale and distribution of its products throughout the European Union ("EU"). The Company currently meets such regulatory requirements for the majority of its products sold in Europe, including registration with the appropriate notified bodies, which register companies for the sale of products throughout the EU. In order to continue selling its products within the EU following June 14, 1998, the Company will be required to comply with the EU's Medical Devices Directive.

            Although the Company's customers do not bill third-party reimbursement sources separately for purchases of the Company's gloves, the Company's ability to sell its medical gloves profitably may depend in part on the reimbursement policies and regulations of government health administration authorities, private health insurers and other organizations. Such third-party payors are increasingly challenging the price of medical products and services. Additionally, reform measures, if adopted, could adversely affect the pricing of the Company's medical gloves.

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

EMPLOYEES

            As of December 31, 1997, the Company had approximately 5,341 employees of whom approximately 5,088 were employed in Malaysia and Thailand. The Malaysian factory workers are represented by a company union which has entered into a collective bargaining agreement with the Company's Malaysian subsidiary. The agreement was reinstated beginning October 1, 1997 and will expire on September 30, 2000. The Company considers its relations with its employees to be good.

RECENT DEVELOPMENTS

            On February 17, 1998, the Company authorized a 100% stock dividend on its common stock to be distributed on April 1, 1998 to shareholders of record at the close of business on February 27, 1998. No effect of the stock dividend has been reflected in the accompanying financial statements.

            On February 20, 1998, the Company completed the acquisition of Absolute Quality Leadership, Inc. ("AQL"). AQL is a California-based marketer of glove products for the high-technology and scientific markets. AQL markets a broad line of proprietary latex and synthetic glove products, specifically designed for the microelectronics (semiconductor and disk drive), health technologies (pharmaceutical, medical device, and biotechnology), and general laboratory and safety market segments. Products are marketed under the CertiClean(R), MicroGrip(TM), NXT(TM) and VeriSafe(TM) trade names and are distributed primarily through VWR Scientific Products. The Company believes that the acquisition of AQL and its solid reputation for quality within the high-technology and scientific market provides synergies for the Company's high-margin scientific glove business. As a result of this acquisition, the Company expects to have greater product depth and management focus pertaining to the high-technology and scientific market. The Company intends to change the name of AQL to Safeskin Scientific Corporation.

            In February 1998, the Company established a partnership with Perot Systems Corporation, a leader in information technology services, in order to enable the Company to streamline distribution and administrative procedures for itself and its customers.

ITEM 2. PROPERTIES

            The Company owns two manufacturing facilities located in Ipoh, Malaysia, totaling approximately 300,000 square feet, and a latex concentrate manufacturing and processing plant located in Seremban, Malaysia, comprised of approximately 30,000 square feet. The Company leases the land where its facilities are located under long-term leaseholds from the state government which have expiration dates ranging from the year 2063 to the year 2072. Any transfer of a land leasehold by the Company requires the prior approval of the state. The Company announced plans to close one of the smaller Malaysian facilities in 1997. Subsequent to December 31, 1996, the Company extended the planned use of the Malaysian facility due to existing production requirements and the timing of bringing new production capacity on-line in Thailand. In connection with the plant closure, the Company took a charge of approximately $3 million in 1996. The charge relates to the Company's anticipated costs to relocate all of its remaining lightly powdered and powder-free latex medical examination glove production from its Malaysian facility to its Thailand facility. As of December 31, 1997, the Malaysian facility is still considered held for sale and the delay in moving the examination glove production from Malaysia to Thailand has had no impact on the Company's restructuring plan and the write-down of fixed assets recorded in 1996. The relocation will enable the Company to capitalize on its substantially lower operating costs in Thailand.

            The Company also owns a manufacturing facility in Hat Yai, Thailand totaling approximately 500,000 square feet. The Company owns the approximately 42 acres of land on which the facility is located. In addition, the Company also owns a latex concentrate manufacturing and processing plant located in Nathavee District, 50 kilometers from Hat Yai, Thailand totaling approximately 94,000 square feet. The Company owns the 40 acres of land on which this facility is located.

            In the United States, the Company leases approximately 19,265 square feet of warehouse space for its sample fulfillment center in Hanover, Maryland. The Company leases two buildings, one with approximately 42,000 square feet and the other with approximately 12,000 square feet of office space, respectively in San Diego, California for its headquarters and approximately 1,755 square feet of additional office space in Boca Raton, Florida. The Company also leases approximately 6,063 square feet of space in San Diego, California for its research and development laboratory and related storage space.

            The Company leases space in Vista, California totaling approximately 16,933 square feet for the headquarters, related storage space and production facilities of Tactyl. In Mexico, the Company also leases 11,000 square feet located in La Mesa, Tijuana for the packing and distribution operations of Tactyl.

ITEM 3. LEGAL PROCEEDINGS

            From May 1995 through March 26, 1998, 135 product liability lawsuits seeking monetary damages, in most cases of an unspecified amount, have been filed in federal and state courts against the Company, and other manufacturers of latex gloves, alleging injures ranging from dermatitis to severe allergic reactions caused by the residual chemicals or latex proteins in gloves worn by medical workers while performing their duties. The Company has been dismissed from 22 of those product liability lawsuits. On February 26, 1997, the Judicial Panel on Multi-District Litigation entered an order transferring all latex allergy lawsuits brought on behalf of healthcare workers against the Company and other latex glove manufacturers in the Federal courts to the docket of Judge Edmund V. Ludwig of the United States District Court for the Eastern District of Pennsylvania, consolidating those cases for discovery management and other pre-trial proceedings. The Company has referred the defense of these lawsuits to its insurance carriers. While the Company maintains levels of insurance coverage which it believes will be adequate to cover the costs of the legal defense of these suits, there can be no assurance that the Company's insurance will be sufficient to meet any damages for which the Company may be found liable in the existing lawsuits, which are still in relatively early stages of discovery, or any others that may be filed in the future, or that the outcome of such suits will not adversely affect the Company's results of operations or financial condition.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

(a)         MARKET INFORMATION

            The Company's Common Stock trades on The Nasdaq Stock Market(SM) under the symbol "SFSK." The following table sets forth the high and low sales prices of a share of the Company's Common Stock for each quarter in 1996 and 1997, and the interim period indicated, as reported by The Nasdaq Stock Market(SM) and restated to give effect to the 100% stock dividend distributed on January 2, 1997.

                                            High                 Low
                                            ----                 ---
            1996
        First Quarter                       13 5/8               8
        Second Quarter                      20 3/4               12 1/2
        Third Quarter                       20 5/8               15
        Fourth Quarter                      26 11/16             17 7/8

            1997
        First Quarter                       27 1/4               17 5/8
        Second Quarter                      29 1/2               17 5/8
        Third Quarter                       47 5/8               28
        Fourth Quarter                      58                   40

            1998
        First Quarter                       68 3/4               51 1/2
        (through March 20, 1998)

            The closing price of the Company's Common Stock on March 20, 1998, as reported by The Nasdaq Stock Market(SM) was $68 1/4.

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

(b)         HOLDERS

            The number of record holders of the Company's common stock as of March 20, 1998 was 446. The Company believes that a larger number of beneficial owners hold such shares of Common Stock in depository or nominee form.

(c)         DIVIDENDS

            The Company has not paid cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
        (In thousands, except per share data)

            The following selected consolidated financial data of the Company for the five years ended December 31, 1997 are derived from the audited consolidated financial statements of the Company, except for per share information, which has been restated to give effect to the 100% stock dividend on the common stock effected on January 2, 1997. The consolidated financial statements as of December 31, 1997 and 1996 and for each of the three years ended December 31, 1997, 1996, 1995 are included elsewhere in this Report. The financial information for the Company at December 31, 1994 and 1993 was derived from financial statements of the Company not included in this Report. The following information should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Report.


                                              1997             1996             1995             1994             1993
                                           ---------        ---------        ---------        ---------        ---------

STATEMENT OF OPERATIONS DATA:
 Net sales                                 $ 182,998        $ 146,089        $ 117,014        $  84,142        $  57,264
 Costs of goods sold                          98,144           84,325           75,756           50,376           33,237
                                           ---------        ---------        ---------        ---------        ---------
     Gross profit                             84,854           61,764           41,258           33,766           24,027
Selling expenses                              22,700           17,693           16,120           11,685            7,999
Research and development                       3,504            2,209            1,493              977              398
General and administrative expenses           15,923           12,287            6,397            3,625            2,561
Write-down of fixed assets                      --              2,979             --               --               --
                                           ---------        ---------        ---------        ---------        ---------
    Income from operations                    42,727           26,596           17,248           17,479           13,069
Interest expense, related parties               --               --               --               --                156
Interest expense (income), net                  (823)             (58)             194               17            1,285
Other expense (income), net                   (2,699)             133             (163)            (825)            (237)
                                           ---------        ---------        ---------        ---------        ---------
     Income before income tax                 46,249           26,521           17,217           18,287           11,865
Income tax provision                           4,999            2,939            2,326            3,920              213
                                           ---------        ---------        ---------        ---------        ---------
    Net income                             $  41,250        $  23,582        $  14,891        $  14,367        $  11,652
                                           =========        =========        =========        =========        =========
Net income per share-basic (2)             $    1.58        $     .93        $     .60        $     .59        $     .58
Net income per share-diluted (1) (2)       $    1.41        $     .85        $     .58        $     .57        $     .56
Weighted average common shares
   outstanding-basic                          26,130           25,472           24,750           24,506           20,025
Weighted average common shares
   outstanding-diluted                        29,269           27,775           25,605           25,392           20,817


BALANCE SHEET DATA:
Working capital                            $  43,201        $  48,310        $  28,055        $  22,987        $  22,310
Total assets                                 138,520          116,749           84,675           61,230           43,224
Long-term debt                                  --               --              2,750             --               --
Shareholders' equity                         106,578          103,015           69,861           54,260           38,750


(1) Net income per share-diluted is computed by dividing net income by the weighted average of common shares outstanding and dilutive common stock equivalents. Common stock options are common stock equivalents and are included in the weighted average of common shares outstanding using the treasury stock method.

(2) The number of shares outstanding has been adjusted to reflect the 100% stock dividend of the Common Stock distributed on January 2, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes thereto incorporated by reference herein.

            The Company's net sales have grown substantially over the past several years. The Company attributes the growth in net sales during this period principally to increased market penetration due to the implementation of sales and marketing programs, the introduction of new products and growth in markets for its products. The Company introduced lightly powdered medical gloves, powder-free medical gloves, HypoClean(R) powder-free gloves, powder-free latex surgical gloves, high technology and scientific nitrile gloves, and Safeskin 2000(TM) powder-free latex surgical gloves in 1989, 1990, 1992, 1994, 1995 and 1996, respectively. In 1997, the Company began selling a medical examination glove made of a non-latex material called nitrile. In addition, as a result of its acquisition of the synthetic glove business of Tactyl Technologies, Inc., the Company began selling Tactylon(R) synthetic examination and surgical gloves. Although the Company has continued to develop new products and expects to do so in the future, no assurance can be given that the new products will be accepted in the marketplace or will have similar growth rates.

            The Company's net sales are derived from the sale of finished products, net of contractual allowable rebates and fees provided to distributors and group purchasing organizations for the resale of the Company's products in specific volumes to specified end user customers. The Company estimates allowable rebates on a monthly basis through the analysis of actual sales information from customers, contractual arrangements and historical trends related to actual rebates issued. Cost of goods sold includes all costs to manufacture the finished product plus related costs associated with ocean freight, customs duty and warehousing. Selling expenses include all salaries for sales and marketing staffs and other related expenses such as sales commissions, and costs associated with travel, trade show participation, advertising and product delivery. Research and development expenses include salaries for research and development staffs and related expenses for consulting, product testing and travel. General and administrative expenses include salaries for administrative and information technology staffs and related expenses for travel, insurance, facilities, consulting and professional fees. The income tax provision is less than statutory rates as a result of the tax free status of the Company's foreign manufacturing operations. During June 1994, the Company's Malaysian manufacturing operations were granted five additional years of tax free status retroactive to October 1, 1993, the date on which the original five year grant of tax free status expired. The Company's existing Thailand manufacturing operations have been granted tax free status through 2003 and have been granted a reduced tax rate through 2007. As the Company begins to build new production facilities in Thailand, it has applied for and received similar tax free status for these operations.

            The Company's medical glove distributor customers do not bill third-party reimbursement sources separately for purchases of the Company's gloves. Consequently, the timing and effect of third-party payments to hospitals and clinics do not have a material effect on the Company's operations or liquidity.

1997 COMPARED TO 1996

            Net sales for 1997 were $182,998,000 which represents a 25.3% increase over net sales of $146,089,000 in 1996. The predominant cause for the sales growth was an increase in unit volumes sold during the 1997 period, which includes sales of lightly-powdered gloves associated with the Company's new contracts with group purchasing organizations as well as increased sales of powder-free exam gloves, powder-free surgical gloves and scientific glove products. The Company's sales into international markets continued to demonstrate strong growth in 1997; international net sales increased by 24.8% over the prior year.

            Cost of goods sold increased l6.4% from $84,325,000 for 1996 to $98,144,000 for 1997. As a percentage of net sales, cost of goods sold decreased from 57.7% in 1996 to 53.6% in 1997. This decrease in cost of goods sold as a percentage of net sales was principally attributable to the favorable impact of greater manufacturing efficiencies, the continued shift of production to the Company's lower-cost manufacturing facility in Thailand, and lower latex prices. Although sales of the Company's lower margin lightly powdered gloves increased slightly as a percentage of net sales in the 1997 period as compared to the 1996 period, the impact on the gross profit margin was partially offset by increased sales of higher margin powder-free surgical and scientific glove products. In addition, the Company's gross profit margin was favorably impacted in 1997 due to the positive effects of the significant devaluation of the currencies in both Malaysia and Thailand. As a result of the above factors, gross profits increased 37.4% from $61,764,000 in 1996 to $84,854,000 in 1997.

            Selling expenses increased 28.3% from $17,693,000 in 1996 to $22,700,000 in 1997. As a percentage of net sales, selling expenses increased slightly from 12.1% in 1996 to 12.4% in 1997. The increase in selling expenses as a percentage of net sales is primarily attributed to increased selling expenses in the Company's European operations.

            Research and development expenses increased 58.7% from $2,209,000 in 1996 to $3,504,000 in 1997. As a percentage of net sales, research and development expenses increased from 1.5% in 1996 to 1.9% in 1997. The increase in research and development expenses as a percentage of net sales reflects an increase in the Company's product testing, research and development personnel and research and development costs related to the Tactylon(R) product line.

            General and administrative expenses increased 29.6% from $12,287,000 in 1996 to $15,923,000 in 1997. As a percentage of net sales, general and administrative expenses increased slightly from 8.4% for the 1996 period to 8.7% for the 1997 period. The increase in general and administrative expenses as a percentage of net sales was caused primarily by increased costs associated with the Company's acquisition of Tactyl Technologies, Inc.

            On December 13, 1996, the Company announced plans to move all of its remaining latex examination glove production from its Malaysian facility to its Thailand facility in 1997. In connection with the move, the Company took a $3 million charge against earnings in the fourth quarter of 1996, reflected in the accompanying financial statements as a write-down of fixed assets. During 1997, the Company extended the planned use of the Malaysian facility due to existing production requirements and the timing of bringing new production capacity on-line in Thailand. The Malaysian facility is still considered held for sale and the delay in moving examination glove production from Malaysia to Thailand has had no impact on the Company's restructuring plan and the write-down of fixed assets recorded in 1996.

            Income from operations increased 60.6% from $26,596,000 in 1996 to $42,727,000 in 1997. Operating margins increased from 18.2% in 1996 to 23.3% in 1997. Excluding the effects of the write-down of fixed assets in 1996, income from operations increased 44.5% from $29,575,000 in 1996 to $42,727,000 in 1997.
Operating margins, excluding the effects of the write-down of fixed assets, would have been 20.2% in 1996.

            Interest expense (income), net, increased from $58,000 of interest income in 1996 to $823,000 of interest income in 1997, and is primarily due to the fact that in 1997 the Company did not have any debt outstanding and generated investment returns on its increased cash balances. Since 1996, the Company has been able to successfully fund its operations, including its acquisition of Tactyl Technologies, Inc. and the expansion of the Company's foreign manufacturing operations, with internally generated cash while, at the same time, generating excess cash balances.

            Other expense (income), net, changed from $133,000 of other expense in 1996 to $2,699,000 of other income in 1997. This change in other expense was substantially due to net foreign currency transaction gains experienced in the Company's Malaysian and Thailand subsidiaries in 1997. Due to their immateriality and because substantially all of the sales of these subsidiaries were intercompany sales, the gains and losses from foreign currency transactions for the Company's Malaysian and Thailand subsidiaries were recorded as a component of cost of sales in 1996. With the significant devaluation of the Malaysian ringgit and the Thai baht since June 30, 1997, the Company has experienced an increased amount of net foreign currency transaction gains and, therefore, has decided to record these net foreign currency transaction gains as a component of other expense (income), net in 1997. In future periods, the Company will record net foreign currency transaction gains and losses, regardless of materiality, as a component of other expense (income), net.

            Provision for income taxes increased 70.1% from $2,939,000 in 1996 to $4,999,000 in 1997. The income tax provisions recorded in both 1996 and 1997 remain less than statutory rates due to the tax free status of the Company's foreign manufacturing operations.

            Net income increased 74.9% from $23,582,000 in 1996 to $41,250,000 in 1997 and the net income margin increased from 16.1% in 1996 to 22.5% in 1997 due to the foregoing factors. Excluding the effects of the write-down of fixed assets in 1996, net income increased 55.3% from $26,561,000 in 1996 to $41,250,000 in 1997. Net income margin, excluding the effects of the write-down of fixed assets, was 18.2% in 1996.

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

            On December 13, 1996, the Company announced plans to move all of its remaining latex examination glove production from its Malaysian facility to its Thailand facility. In connection with the move, the Company took a $3 million charge against earnings in the fourth quarter of 1996, reflected in the accompanying financial statements as a write-down of fixed assets. The Company anticipates that the move will improve profit margins in future years due to the lower production costs at the Thailand facility.

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

LIQUIDITY AND CAPITAL RESOURCES

            The Company's operations generated approximately $62,512,000, $30,937,000, and $10,843,000 of cash during 1997, 1996 and 1995, respectively.
Further, during 1997, 1996 and 1995, the Company acquired capital assets of approximately $35,183,000, $20,230,000, and $16,461,000, respectively, most of which were for the expansion of the Company's foreign manufacturing operations. Included in the 1997 amount was approximately $31,015,000 for the expansion of the Company's manufacturing operations and latex concentrate plant located in Thailand. Included in the 1996 and 1995 amounts were approximately $16,441,000 and $14,319,000, respectively, for the expansion of the Company's foreign manufacturing operations and the acquisition of land at the Company's manufacturing facility in Hat Yai, Thailand.

            During 1997, the Company completed construction and began operating the first of its new production lines located in its Thailand facility, referred to by the Company as the "Grand Master." Two additional production lines began operating in the first quarter of 1998. The Company's management believes that a single "Grand Master" production line will have the highest capacity of any glove production line in the world, equivalent in capacity to approximately eight of the existing production lines in this facility. The construction of these production lines has been funded with internally generated cash.

            In addition, the Company is currently building a latex concentrate plant in Thailand. The output of the plant will supply latex concentrate to the Company's factories in Thailand and Malaysia for the manufacture of its disposable latex gloves. The Company began initial production of latex concentrate in the third quarter of 1997 and expects the final phase of construction of its latex concentrate plant to be completed within a year. The Company anticipates that this construction will be funded with internally generated cash. This plant will allow the Company to integrate its manufacturing processes to gain better control over the quality, cost and reliability of latex supplies.

            In April 1997, the Company announced plans for the expansion of its Southeast Asian manufacturing operations in order to meet the continued strong demand and anticipated future demand for its latex and synthetic medical examination, surgical and high-technology and scientific gloves. The Company's expansion plans over the next two years include the construction of an additional building and related machinery at the Company's existing Thailand facility. Additionally, the Company also plans to construct a second manufacturing facility to be located in southern Thailand that is expected to produce latex and synthetic surgical, high-technology and scientific and examination gloves. Construction of this site began in the second half of 1997 after approval by the Thailand Board of Investment. Four production buildings are expected to be constructed on this site. One of these buildings will house the expansion of the Company's Tactylon(R) synthetic examination and surgical glove and the Company's nitrile glove production and is scheduled to be completed during the second half of fiscal 1998. This building is expected to increase by over 200 percent the production capacity of the Tactylon(R) product line in comparison to the existing facility which is located in Vista, California. The second building will be constructed to provide additional capacity for the production of the Company's surgical and cleanroom glove products. Production is scheduled to begin in the fourth quarter of 1998. In the interim, these products will continue to be manufactured at the Company's Malaysia and Vista, California facilities. An additional two buildings will be constructed to house the Company's increased capacity for latex exam, scientific, synthetic and surgical gloves. Production is scheduled to begin in 1999. The new buildings, machines and supporting infrastructure are expected to cost approximately $80 million in the aggregate. The significant investment by the Company in its manufacturing operations is expected to increase the Company's annual production capacity by over 2.5 billion gloves. Due to the Company's strong cash flow, financing for the total capital expenditures for the two-year period is projected to come from internally generated funds, with any shortfalls financed through borrowings from the existing credit facilities.

            As of December 31, 1996, the Company's plan for the Malaysian operations included transfer of production to Thailand in 1997. At December 31, 1996, the Malaysian facility was considered held for sale. Subsequent to December 31, 1996, the Company extended the planned use of the Malaysian facility due to existing production requirements and the timing of bringing new production capacity on-line in Thailand. The Company still intends to transfer production to Thailand. As of December 31, 1997, the Malaysian facility is still considered held for sale and the delay in moving the examination glove production from Malaysia to Thailand has had no impact on the Company's restructuring plan and the write-down of fixed assets recorded in 1996.

            The Company has outstanding contractual commitments at December 31, 1997 for the construction of plant and equipment in Malaysia and Thailand in the approximate amount of $6,035,000.

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

            In February 1998, the Company completed the acquisition of Absolute Quality Leadership, Inc., a California based marketer of glove products for the high-technology and scientific markets. The Company paid for this acquisition with internally generated cash.

            The Company has an unsecured two-year credit facility for financing general working capital needs, up to a maximum of $25,000,000. As of December 31, 1997, there were no borrowings outstanding under this credit facility.

            The Company's foreign manufacturing subsidiaries have revolving lines of credit for financing general working capital needs up to approximately $8,900,000. As of December 31, 1997, there were no borrowings outstanding under these credit facilities. These borrowings are secured by a guarantee of the Company.

            In July 1997, the Thai baht and Malaysian ringgit were permitted to float against the U.S. dollar and other currencies, and as a result, the baht and ringgit have devalued from approximately 24.7 bahts/dollar and 2.5235 ringgits/dollar, as of June 30, 1997 to approximately 48.15 bahts/dollar and
3.8903 ringgits/dollar as of December 31, 1997, respectively. The significant devaluation in both the Thailand and Malaysian currencies has resulted in an increased amount of foreign currency transaction net gains, which are included in other income, and an increased amount of foreign currency translation adjustments, which are recorded as a separate component of equity. The devaluation of the baht and ringgit may cause the Company's competitive environment to improve. It is not possible at this time to determine what effect the devaluation will have upon pricing or costs, but management believes the devaluation will not have a material adverse effect and may have a positive impact upon the Company's operating results for 1998 and beyond.

RISKS ASSOCIATED WITH YEAR 2000

            The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's systems to process data having dates on or after January 1, 2000 (the "Year 2000" issues). Processing errors due to software failures arising from calculations using the Year 2000 date are a recognized risk. The Company has engaged Perot Systems Corporation for the management of its information technology systems. Both the Company and Perot Systems Corporation are currently addressing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems, and are in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business transactions to assess whether they are Year 2000 compliant. The Company does not believe that it will incur a material financial impact from the risk, or from assessing the risk, arising from the Year 2000 issues. However, there can be no guarantee that the Company's initial assessment of the financial impact of this risk will be accurate; actual results could differ materially from those anticipated. Specific factors that might cause such material differences, include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

            This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 1998 and beyond, the effect of currency fluctuations in Thailand and Malaysia on the operating results of the Company, the Company's liquidity and working capital, the Company's ability to complete construction of new facilities as scheduled, the production capacity and the Company's ability to achieve additional efficiencies in its manufacturing facilities and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, anticipated growth in the Company's markets and growth in the Company's market share and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

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

      - delays in the completion of the Company's construction of its new production facilities in Thailand and the failure of these production facilities to generate anticipated productivity and efficiencies;

      - risks associated with investments and operations in foreign countries, particularly Thailand and Malaysia, including exchange rate fluctuations, local economic conditions, exchange rate fluctuations, governmental policies regarding foreign ownership of manufacturing facilities, local regulatory requirements, tax holidays and political factors;

      - the consistent availability, at budgeted prices, of raw rubber from independent growers and concentrate plant operators in Malaysia and Thailand;

      - delays in the completion of the final phase of the Company's construction of its latex concentrate plant in Thailand or the failure of this plant to generate anticipated productivity and efficiencies;

      - failure of the Company's new production lines, referred to by the Company as "Grand Masters," to generate anticipated productivity and efficiencies;

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


                                                                                  Pages
                                                                                  -----

INDEPENDENT AUDITORS' REPORT                                                         22

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets at December 31, 1997 and 1996                          23

  Consolidated Statements of Operations for the Years Ended
    December 31, 1997, 1996 and 1995                                                 24

  Consolidated Statements of Shareholders' Equity for the
    Years Ended December 31, 1997, 1996 and 1995                                     25

  Consolidated Statements of Cash Flows for the
    Years Ended December 31, 1997, 1996 and 1995                                     26

  Notes to Consolidated Financial Statements                                      27-38

FINANCIAL STATEMENT SCHEDULES:

    Schedule I - Condensed Financial Information of
     Parent Company                                                               39-41

    Schedule II- Valuation of Qualifying Accounts                                    42

                          INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors of Safeskin Corporation:


We have audited the accompanying consolidated balance sheet of Safeskin Corporation and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Safeskin Corporation for the year ended December 31, 1996 and for each of the two years in the period then ended were audited by other auditors whose report, dated February 17, 1997, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Safeskin Corporation and subsidiaries as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




San Diego, California
February 27, 1998

                              SAFESKIN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                                  1997                 1996
                                                             -------------        -------------
ASSETS

Current assets:
  Cash and cash equivalents                                  $  23,916,959        $  16,265,468
  Accounts receivable, net of allowance of
    $966,000 and $665,000, respectively                         22,195,828           19,848,253
  Inventory                                                     21,242,732           21,867,835
  Other current assets                                           5,692,369            4,062,314
                                                             -------------        -------------
            Total current assets                                73,047,888           62,043,870

Property, plant and equipment, net                              52,904,271           53,391,423
Intangibles and other assets                                    12,568,245            1,313,731
                                                             -------------        -------------
            Total assets                                     $ 138,520,404        $ 116,749,024
                                                             =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $   6,922,540        $   5,362,273
  Accrued liabilities                                           22,924,623            8,371,962
                                                             -------------        -------------
            Total current liabilities                           29,847,163           13,734,235

Deferred income taxes and other liabilities                      2,094,928                 --
                                                             -------------        -------------
            Total liabilities                                   31,942,091           13,734,235

Commitments and contingencies
Shareholders' equity:
  Preferred stock; $.01 par value; 10,000,000 shares
    authorized and no shares issued or outstanding in
    1997 and 1996                                                     --                   --
  Common stock; $.01 par value; 40,000,000 shares
    authorized; 26,482,112 and 25,811,048 shares
    outstanding in 1997 and 1996, respectively                     264,821              258,110
  Additional paid-in-capital                                    47,782,274           39,101,451
  Foreign currency translation adjustment                      (45,687,717)             686,544
  Retained earnings                                            104,218,935           62,968,684
                                                             -------------        -------------
            Total shareholders' equity                         106,578,313          103,014,789
                                                             -------------        -------------
            Total liabilities and shareholders' equity       $ 138,520,404        $ 116,749,024
                                                             =============        =============


See notes to consolidated financial statements.

                                     SAFESKIN CORPORATION
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                         1997                 1996                 1995
                                                     -------------        -------------        -------------
Net sales                                            $ 182,998,305        $ 146,089,348        $ 117,014,207

Cost of goods sold                                      98,144,224           84,325,513           75,756,616
                                                     -------------        -------------        -------------

       Gross profit                                     84,854,081           61,763,835           41,257,591
                                                     -------------        -------------        -------------

Operating expenses:
   Selling                                              22,699,975           17,693,236           16,119,769
   Research and development                              3,504,553            2,208,436            1,493,562
   General and administrative                           15,922,824           12,286,798            6,396,666
   Write-down of fixed assets                                 --              2,979,146                 --
                                                     -------------        -------------        -------------

       Total operating expenses                         42,127,352           35,167,616           24,009,997
                                                     -------------        -------------        -------------

       Income from operations                           42,726,729           26,596,219           17,247,594

Interest expense (income), net                            (822,981)             (58,337)             193,808
Other expense (income), net                             (2,699,335)             133,278             (162,884)
                                                     -------------        -------------        -------------

Income before income tax provision                      46,249,045           26,521,278           17,216,670

Income tax provision                                     4,998,794            2,938,879            2,325,972
                                                     -------------        -------------        -------------

Net income                                           $  41,250,251        $  23,582,399        $  14,890,698
                                                     =============        =============        =============

Per share amounts:
Earnings per share of common stock
and common stock equivalents:
      Basic                                          $        1.58        $         .93        $         .60
      Diluted                                        $        1.41        $         .85        $         .58

Weighted average number of shares of common
stock and common stock equivalents outstanding
      Basic                                             26,130,269           25,471,907           24,750,184
      Diluted                                           29,268,847           27,775,334           25,605,102


See notes to consolidated financial statements.

                              SAFESKIN CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                                              FOREIGN
                                                         COMMON STOCK                   ADDITIONAL            CURRENCY
                                             ----------------------------------           PAID-IN             TRANSLATION
                                                 SHARES               AMOUNT              CAPITAL             ADJUSTMENT
                                             -------------        -------------        -------------        -------------
Balance, January 1, 1995                        24,529,354        $     245,294        $  29,064,185        $     454,990
Exercise of common stock options                   231,708                2,316              352,005                 --
Foreign currency translation
  adjustment                                          --                   --                   --               (106,139)
Deferred compensation related to
  stock grant                                      200,000                2,000            1,473,000
Amortization of deferred compensation
  related to stock grant
Net income                                            --                   --                   --                   --
                                             -------------        -------------        -------------        -------------
Balance, December 31, 1995                      24,961,062              249,610           30,889,190              348,851
Exercise of common stock options                   966,654                9,667            5,342,257                 --
Foreign currency translation
adjustment                                            --                   --                   --                337,693
Forfeited stock related to stock grant            (116,668)              (1,167)            (859,259)                --
Amortization of deferred compensation
  related to stock grant                              --                   --                   --                   --
Tax benefit from exercise of options                                                       3,729,263
Net income                                            --                   --                   --                   --
                                             -------------        -------------        -------------        -------------
Balance, December 31, 1996                      25,811,048              258,110           39,101,451              686,544
Exercise of common stock options                   671,064                6,711            4,244,423                 --

Foreign currency translation
adjustment                                            --                   --                   --            (46,374,261)
Tax benefit from exercise of options                  --                   --              4,436,400                 --
Net income                                            --                   --                   --                   --
                                             -------------        -------------        -------------        -------------
Balance, December 31, 1997                      26,482,112        $     264,821        $  47,782,274        $ (45,687,717)
                                             =============        =============        =============        ==============





                                                DEFERRED            RETAINED
                                              COMPENSATION          EARNINGS              TOTAL
                                             -------------        -------------       -------------
Balance, January 1, 1995                     $        --          $  24,495,587       $  54,260,056
Exercise of common stock options                      --                   --               354,321
Foreign currency translation
  adjustment                                          --                   --              (106,139)
Deferred compensation related to
  stock grant                                   (1,475,000)                --                   --
Amortization of deferred compensation
  related to stock grant                           462,105                                  462,105
Net income                                            --             14,890,698          14,890,698
                                             -------------        -------------       -------------
Balance, December 31, 1995                      (1,012,895)          39,386,285          69,861,041
Exercise of common stock options                      --                   --             5,351,924
Foreign currency translation
adjustment                                            --                   --               337,693
Forfeited stock related to stock grant             860,426                 --                  --
Amortization of deferred compensation
  related to stock grant                           152,469                 --               152,469
Tax benefit from exercise of options                  --                   --             3,729,263
Net income                                            --             23,582,399          23,582,399
                                             -------------        -------------       -------------
Balance, December 31, 1996                            --             62,968,684         103,014,789
Exercise of common stock options                      --                   --             4,251,134

Foreign currency translation
adjustment                                            --                   --           (46,374,261)
Tax benefit from exercise of options                  --                   --             4,436,400
Net income                                                           41,250,251          41,250,251
                                             -------------        -------------       -------------
Balance, December 31, 1997                   $        --          $ 104,218,935       $ 106,578,313
                                             =============        =============       =============


See notes to consolidated financial statements.

                              SAFESKIN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                  1997                1996                1995
                                                              ------------        ------------        ------------
Cash flows from operating activities:
  Net income                                                  $ 41,250,251        $ 23,582,399        $ 14,890,698
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                              7,138,338           6,094,758           3,772,090
      Exchange loss unrealized                                     182,460                --                  --
      Write-down of fixed assets                                      --             2,979,146                --
      Loss (gain) on sale of equipment                             125,725              57,919             (56,493)
      Deferred taxes                                             1,872,000          (2,287,424)           (144,000)
      Amortization of deferred compensation                           --               152,469             462,105
  Changes in operating assets and liabilities:
      Accounts receivable                                       (1,794,099)         (2,319,400)         (3,395,844)
      Inventory                                                   (548,485)         (3,895,369)         (8,630,091)
      Other assets                                              (4,683,784)          1,161,148          (1,149,137)
      Accounts payable and accrued liabilities                  18,969,217           5,411,489           5,093,564
                                                              ------------        ------------        ------------
    Net cash provided by operating activities                   62,511,623          30,937,135          10,842,892
                                                              ------------        ------------        ------------

Cash flows from investing activities:
  Net cash paid for acquisition of subsidiary                  (14,463,092)               --                  --
  Purchases of property, plant and equipment                   (35,182,574)        (20,230,415)        (16,460,874)
  Proceeds from sale of equipment                                   52,113              36,519             101,950
                                                              ------------        ------------        ------------
    Net cash used by investing activities                      (49,593,553)        (20,193,896)        (16,358,924)
                                                              ------------        ------------        ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                         4,251,134           5,351,924             354,321
  Increase (decrease) in long-term debt                               --            (2,750,000)          2,750,000
                                                              ------------        ------------        ------------
    Net cash provided by financing activities                    4,251,134           2,601,924           3,104,321
                                                              ------------        ------------        ------------

Effect of exchange rate changes on cash                         (9,517,713)            833,333             (82,734)
                                                              ------------        ------------        ------------

Net increase (decrease) in cash and cash equivalents             7,651,491          14,178,496          (2,494,445)
Cash and cash equivalents at beginning of year                  16,265,468           2,086,972           4,581,417
                                                              ------------        ------------        ------------
Cash and cash equivalents at end of year                      $ 23,916,959        $ 16,265,468        $  2,086,972
                                                              ============        ============        ============

Supplemental cash flow information:
    Amounts paid for:
      Interest                                                $       --          $    133,550        $    113,637
      Income taxes                                            $      1,600        $  1,831,678        $  2,275,000

Supplemental schedule of non-cash investing activities:
    The Company acquired an entity, assets acquired and
    liabilities were assumed as follows:
      Fair value of assets acquired                           $ 14,728,362
      Liabilities assumed                                         (265,270)
                                                              ------------
      Net cash paid for acquisition                           $ 14,463,092
                                                              ============


See notes to consolidated financial statements.

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------


1.    Description of Business:

      Safeskin Corporation (the "Company") is a leading manufacturer of high quality disposable latex medical examination gloves for the United States market. The Company is also a leading manufacturer of powder-free disposable latex and synthetic examination gloves for the medical, dental and high-technology and scientific markets worldwide. The Company manufactures its products in Malaysia and Thailand, using proprietary formulations and processes, for sale primarily in the United States.

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

      Foreign Currency Transactions and Hedging Activities

      The Company is exposed to exchange rate risk when its U.S. and non-U.S. subsidiaries enter into transactions denominated in currencies other than their functional currency. Certain firmly committed transactions are hedged with forward foreign exchange contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings. The Company's derivative activities, all of which consist of forward foreign exchange contracts as of December 31, 1997, are initiated primarily to hedge intercompany receivables and payables.

      The forward foreign exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies based on pre-established exchange rates at the contracts maturity dates. If the counterparties to the exchange contracts (primarily AA rated international institutions) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for currency related fluctuations (generally limited to unrealized gains). Management believes that the high credit worthiness of the counterparties to the hedging contracts minimizes the risk of non-performance.

      For the year ended December 31, 1997, the Company recognized foreign exchange transaction net gains of $19,837,286 related to transactions with its manufacturing subsidiaries in Malaysia and Thailand, offset by net losses on forward foreign exchange contracts of $16,441,247, which have been recorded net as other income in the accompanying statement of operations. Gains and losses from foreign currency transactions during the years ended December 31, 1996 and 1995 were not significant.

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------


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


               Building and improvements                 10 to 50 years
               Machinery and equipment                    3 to 10 years
               Computer and office equipment              3 to 10 years

      Inventory

      Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market, determined on a net realizable value basis. Consideration is given to obsolescence and other factors in evaluating net realizable value.

      Income Taxes

      The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities, and net operating loss carryforwards to the extent that realization of such benefits is more likely than not. The provision for income taxes consists of taxes payable for the year and the changes during the year of deferred income tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts expected to be realized.

      Cash and Cash Equivalents

      The Company considers highly liquid investments, those with maturities of less than three months when acquired, to be cash equivalents.

      Net Income Per Share

      The Company accounts for net income per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common stock equivalents. Common stock options are common stock equivalents and are included in the weighted average number of common shares outstanding using the treasury stock method.

      Revenue Recognition

      The Company recognizes revenue upon shipment of products to customers. The Company's net sales are derived from the sales of finished products, net of contractual allowable rebates and fees provided to distributors and group purchasing organizations for the resale of the Company's products in specific volumes to specified end user customers. The Company estimates allowable rebates on a monthly basis

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------


      through the analysis of actual sales information from customers, contractual arrangements and historical trends related to actual rebates issued.

      Research and Development Expenses

      Expenditures for research and development of new products are expensed as incurred. Research and development expenses incurred by the Company were approximately $3,505,000, $2,209,000 and $1,493,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

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

      Shareholders' Equity

      On November 14, 1996, the Company authorized a two-for-one stock split of its common stock to be effective in the form of a stock dividend distributed on January 2, 1997 to shareholders of record at the close of business on November 29, 1996. The holders of the Company's common stock received a stock dividend at the rate of one share of common stock for each share of common stock owned. The stated par value of each share was not changed from $.01. A total of $129,055 and $124,805 was reclassified from the Company's additional paid-in capital account to the Company's common stock account for the years ending December 31, 1996 and 1995, respectively. All share and per share amounts have been retroactively restated to reflect the stock split.

      On February 17, 1998, the Company authorized a two-for-one stock split of its common stock to be effective in the form of a stock dividend to be distributed on April 1, 1998 to shareholders of record at the close of business on February 27, 1998. The holders of the Company's common stock will receive a stock dividend at the rate of one share of common stock for each share of common stock owned. The stated par value of each share will not change from $.01. No effect of the stock split has been reflected in the accompanying financial statements.

      Stock Based Compensation

      Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the grant price.

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------


3.    Inventory:

      Inventory at December 31, 1997 and 1996 consisted of:


                          1997              1996
                      -----------       -----------
Raw materials         $ 2,700,643       $ 1,919,992
Work in process           690,480           114,443
Finished goods         17,851,609        19,833,400
                      -----------       -----------

                      $21,242,732       $21,867,835
                      ===========       ===========


4.    Property, Plant and Equipment:

      Property, plant and equipment at December 31, 1997 and 1996 consisted of:

                                        1997              1996
                                    -----------       -----------
Land                                $ 4,488,277       $ 6,902,944
Buildings and improvements            8,651,187         9,277,472
Machinery and equipment              31,741,450        37,624,679
Computer and office equipment         9,020,427         5,947,480
Construction in progress             12,402,336         6,982,522
                                    -----------       -----------
                                     66,303,677        66,735,097
Less accumulated depreciation        13,399,406        13,343,674
                                    -----------       -----------
                                    $52,904,271       $53,391,423
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

      In December 1996, the Company announced plans to move all of its latex examination glove production from its Malaysian facility to its Thailand facility and its intent to sell the Malaysian facility during 1997. At December 31, 1996, the Malaysian facility was considered held for sale. In fiscal year 1997, the Company extended the planned use of the Malaysian facility due to existing production requirements and the timing of bringing new production capacity on-line in Thailand. The Company still intends to transfer production to Thailand and to sell the Malaysian facility. In connection with the announced move in fiscal year 1996, the Company took an approximately $3,000,000 charge against earnings that is reflected in the accompanying financial statements as a write-down of fixed assets, to reflect the Malaysian facility at estimated fair value.

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------


5.    Accrued Liabilities:

      Accrued liabilities at December 31, 1997 and 1996 consisted of:

                                                    1997              1996
                                                -----------       -----------
Accrued salary and bonuses                      $ 3,519,880       $ 3,796,037
Forward foreign exchange contract accrual        12,062,942              --
Accrued equipment purchase orders                 2,185,935              --
Accrued commissions                                 541,255           579,447
Income taxes payable (receivable)                   431,847           (21,127)
Other                                             4,182,764         4,017,605
                                                -----------       -----------
                                                $22,924,623       $ 8,371,962
                                                ===========       ===========

      The forward foreign exchange contract accrual results from outstanding forward foreign exchange contracts to purchase Malaysian ringgit in the amount of $35,466,327, with a weighted average exchange rate of 2.78 Malaysian ringgit to 1 U.S. dollar.

6.    Due to Banks and Other Financial Institutions:

      During 1997, the Company amended its unsecured domestic two-year term credit facility for financing general working capital needs up to a maximum of $25,000,000. Obligations under this arrangement are due July 31, 1999 and bear interest at the London Interbank Offered Rate (LIBOR) plus .80% or the banks' reference rate. The credit facility specifies various financial covenants such as minimum quick ratio, tangible net worth, and debt to equity. As of December 31, 1997 and 1996, there were no borrowings outstanding under this credit facility.

      The Company has foreign credit facilities for financing general working capital needs up to a maximum of approximately $8,900,000. These facilities bear interest ranging from .9% to 1.2% over the base lending rate or the discount rate of the foreign banks (9.3% to 11.3% at December 31, 1997). These facilities are guaranteed by the Company. As of December 31, 1997 and 1996, there were no borrowings outstanding under these foreign credit facilities.

7.    Foreign Operations:

      The Company has wholly-owned subsidiaries that operate manufacturing facilities in the countries of Malaysia and Thailand. Principally all of the subsidiaries' sales are to other subsidiaries of the Company and are, therefore, eliminated in consolidation. Further, the Company has wholly-owned subsidiaries in Germany, the Netherlands and the United Kingdom that operate as distributors. Domestic product sales were 88% of net consolidated sales for both of the years ended December 31, 1997 and 1996. Substantially all product sales were domestic for the year ended December 31, 1995.

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------


      Included in the consolidated balance sheets are the following domestic and foreign components at December 31, 1997 and 1996:


                                              1997               1996
                                          ------------       ------------
Current assets:
  Domestic                                $ 43,960,273       $ 50,184,459
  Foreign                                   29,087,615         11,859,411
                                          ------------       ------------
                                          $ 73,047,888       $ 62,043,870
                                          ============       ============

Property, plant and equipment, net:
  Domestic                                $  7,184,131       $  4,052,660
  Foreign                                   45,720,140         49,338,763
                                          ------------       ------------
                                          $ 52,904,271       $ 53,391,423
                                          ============       ============

Other assets:
  Domestic                                $  3,658,055       $    358,252
  Foreign                                    8,910,190            955,479
                                          ------------       ------------
                                          $ 12,568,245       $  1,313,731
                                          ============       ============

Total assets:
  Domestic                                $ 54,802,459       $ 54,595,371
  Foreign                                   83,717,945         62,153,653
                                          ------------       ------------
                                          $138,520,404       $116,749,024
                                          ============       ============

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------


8.    Income Taxes:


      The income tax provision for the years ended December 31, 1997, 1996 and 1995, consists of the following:

                          1997               1996               1995
                      -----------        -----------        -----------
Current:
  Federal             $ 2,131,000        $ 3,078,000        $ 1,903,000
  State                   509,000            312,000            451,000
  Foreign                 487,000             (5,000)           116,000
                      -----------        -----------        -----------

                        3,127,000          3,385,000          2,470,000
                      -----------        -----------        -----------
Deferred:
  Federal               1,618,000           (433,000)          (109,000)
  State                   254,000            (13,000)           (35,000)
                      -----------        -----------        -----------

                        1,872,000           (446,000)          (144,000)
                      -----------        -----------        -----------

Total provision       $ 4,999,000        $ 2,939,000        $ 2,326,000
                      ===========        ===========        ===========


      The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate (35%) to income before provision for income taxes. The items causing this difference for the period December 31, 1997, 1996 and 1995 are as follows:


                                                 1997           1996           1995
                                                ------         ------         ------
Statutory federal rate                            35.0%          35.0%          35.0%
Foreign taxes less than federal statutory rate   (25.5)         (23.7)         (34.3)
Change in valuation allowance                      1.1            2.0            9.6
Miscellaneous                                       .2           (2.2)           3.2
                                                ------         ------         ------
Effective tax rate                                10.8%          11.1%          13.5%
                                                ======         ======         ======


      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax liability as of December 31, 1997 and the deferred tax assets as of December 31, 1996 are as follows:

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------


                                           1997               1996
                                       -----------        -----------
Deferred tax assets (liability):
  Net operating losses                 $ 4,565,000        $ 3,219,000
  Depreciation and amortization          2,428,000          1,825,000
  Bad debt reserves                        439,000            382,000
  Rebate reserves                          486,000            179,000
  Inventory reserves                       110,000            481,000
  Foreign exchange reserve                 827,000               --
  Charitable contributions                 298,000               --
  State taxes                             (266,000)           (25,000)
  Other                                    753,000            314,000
                                       -----------        -----------
                                         9,640,000          6,375,000
Other liabilities                       (7,604,000)        (2,993,000)
Valuation allowance                     (3,905,000)        (3,379,000)
                                       -----------        -----------
Total                                  $(1,869,000)       $     3,000
                                       ===========        ===========

      A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company's net increase to the valuation allowance is primarily attributable to the European subsidiaries current year losses. Deferred income taxes resulting from the tax effect of cumulative temporary differences between the foreign subsidiaries' book and tax bases of certain assets and liabilities, are a net asset subject to a 100% valuation allowance since realization is considered uncertain.

      In Malaysia, the subsidiary company has been granted pioneer status under that country's Promotion of Investment Act of 1986. As a result of the pioneer status, the subsidiary company is exempt from paying tax on profit earned from pioneer products through September 1998. In Thailand, the subsidiary company has been granted exempt status with respect to profit earned through 2003 under that country's Investment Promotion Act, and has been granted a reduced tax rate through 2007. As the Company begins to build new production facilities in Thailand, it has applied for and received similar tax free status for these operations.

      As of December 31, 1997, the Company has net operating loss carryovers of approximately $6,780,000, $5,684,000 and $1,967,000 for federal, state, and foreign tax purposes. At December 31, 1996, the Company had net operating loss carryovers of approximately $2,264,000 and $1,441,000, for state and foreign tax purposes, respectively. These carryovers expire in various years through 2013.

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------


9.    Commitments and Contingencies:

      At December 31, 1997, approximate future minimum rental payments applicable to noncancelable operating leases for office and warehouse space were as follows:


1998                            $2,174,000
1999                             1,919,000
2000                             1,199,000
2001                                53,000
                                ----------
                                $5,345,000
                                ==========


      Rent expense for the years ended December 31, 1997, 1996 and 1995 was $1,547,000, $1,144,000 and $695,000, respectively.

      The Company has outstanding contractual commitments at December 31, 1997 for the construction of plant and equipment in Malaysia and Thailand in the approximate amount of $6,035,000.

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

10.   Equity Compensation Plan and Stock Options:

      The Company's Equity Compensation Plan (the "Plan"), adopted in 1993, provides for the issuance of stock options, stock appreciation rights and restricted stock to eligible directors, certain employees, and consultants. The Company has reserved 6,662,053 shares of common stock for issuance under the Plan.

      All stock options are granted at a price not less than the fair market value on the date the option is granted. The stock options granted can be exercised over periods of zero to ten years from the date of grant and will expire ten years from the date of grant.

      The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation costs for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------


                                       1997                 1996                 1995
                                  --------------       --------------       --------------
Net income:
  As reported                     $   41,250,251       $   23,582,399       $   14,890,698
  Pro forma                           38,791,856           21,221,580           14,767,818

Basic earnings per share:
  As reported                     $         1.58       $         0.93       $         0.60
  Pro forma                                 1.48                 0.83                 0.60

Diluted earnings per share:
  As reported                     $         1.41       $         0.85       $         0.58
  Pro forma                                 1.33                 0.76                 0.58

      The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: dividend yield of 0%; expected volatility of 51.6%, 52.7% and 52.7%, respectively; risk-free interest rate ranging from 5.0% to 7.2%; and expected lives of 3 to 8 years.

      Stock option activity for the years ended December 31, 1997 and 1996 was as follows:

                                                                WEIGHTED-AVERAGE
                                                   OPTIONS           PRICES
                                                 ----------     ----------------
Outstanding at January 1, 1996                    4,190,800        $     6.85
      Granted                                     1,466,400        $    12.24
      Exercised                                    (878,300)       $     6.08
      Forfeited                                    (159,400)       $     7.19
                                                 ----------        ----------
Outstanding at December 31, 1996                  4,619,500        $     8.69
      Granted                                     1,044,100        $    30.52
      Exercised                                    (590,710)       $     7.28
      Forfeited                                     (96,560)       $     9.88
                                                 ----------        ----------
Outstanding at December 31, 1997                  4,976,330        $    13.41
                                                 ==========        ==========
Shares exercisable as of December 31, 1997        2,265,990        $    10.94
                                                 ==========        ==========

      As of December 31, 1997 and 1996, options outstanding have exercise prices between $5.00 and $56.25 and $5.00 and $25.88, respectively, and a weighted-average remaining contractual life of 8 years.

      During 1995, the Company issued a restricted stock grant of 200,000 shares at $7.38, the fair market value at date of grant, to a former executive of the Company. Restrictions on the shares granted lapse in five annual installments beginning in January of 1996 through January 2000. During 1996, 116,668 shares relating to this restricted stock grant were forfeited, in conjunction with the terms of a separation agreement between the Company and the former executive.

      In August 1990, the Company granted an option to an employee, which expires July 2000, to purchase 441,770 shares of common stock at an option price of $.12 per share. The option provides for the exercise of 88,354 shares at the grant date and the exercise of 88,354 shares annually from April 1994 through April

      1997. At December 31, 1997, options to acquire the 441,770 shares had been exercised and none are exercisable.

11.   Major Customers and Concentrations of Credit Risk:

      Major customers are those that individually account for more than 10% of the Company's consolidated net sales. During 1997, two customers accounted for approximately 22.2% and 19.6% of consolidated net sales. During 1996, two customers accounted for approximately 21.7% and 22.5% of consolidated net sales. During 1995, two customers accounted for approximately 29.8% and 30.3% of consolidated net sales.

      The majority of the Company's sales are to medical supply distribution companies. This could unfavorably affect the Company's overall exposure to credit risk inasmuch as these customers could be affected by similar economic or other conditions. At December 31, 1997, 1996 and 1995, approximately 55.5%, 50.2%, and 48.7%, respectively, of net receivables were represented by three customers. Historically, the Company's uncollectible accounts receivable have not been significant, and typically the Company does not require collateral for its receivables.

      In addition, in assessing its concentration of credit risk related to cash and cash equivalents, the Company places its cash and cash equivalents, which may at times exceed FDIC insurance limits, in foreign and domestic financial institutions.

12.   Employee Benefits:

      In 1995, the Company established and implemented a 401(k) defined contribution plan (the "401(k) Plan") available to eligible employees who have completed at least one year of service. Participants may defer, until termination of employment with the Company, salary up to the limit imposed by the Internal Revenue Code for any calendar year. In 1997 and 1996, contributions were matched by the Company in an amount equal to 33-1/3% of the participant's contribution. For the years ended December 31, 1997 and 1996, the Company incurred costs of approximately $276,000 and $139,000, respectively, in connection with the 401(k) Plan.

13.   Quarterly Financial Data (Unaudited):

      Summarized quarterly financial data for the periods ended December 31, 1997 and 1996 is as follows (in thousands except per share amounts):

                                                                     Basic          Diluted
                                                                   Earnings        Earnings
                Revenues     Gross Profit       Net Income        Per Share       Per Share
                --------     ------------       ----------        ---------       ---------
1997:
December 31      $49,985        $23,296           $11,997            $.46            $.40
September 30      46,897         21,400            11,560             .44             .39
June 30           44,948         20,749             9,203             .35             .32
March 31          41,168         19,409             8,490             .33             .30

1996:
December 31      $39,555        $17,806            $4,891            $.20            $.17
September 30      37,492         16,470             7,052             .27             .25
June 30           35,987         14,219             6,189             .24             .22
March 31          33,055         13,269             5,450             .22             .21

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

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                     1997                 1996
                                                                -------------        -------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $  21,908,840        $  14,514,225
  Accounts receivable                                              18,243,363           18,075,373
  Inventory                                                        10,092,806           26,358,943
  Other current assets                                                836,805              635,919
                                                                -------------        -------------
    Total current assets                                           51,081,814           59,584,460
  Investment in and advances to wholly-owned subsidiaries         111,140,323           87,842,651
  Property, plant and equipment, net                                6,240,405            4,052,660
  Intangibles and other assets                                        116,034              358,252
                                                                -------------        -------------
    Total assets                                                $ 168,578,576        $ 151,838,023
                                                                =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                      $  10,016,903        $   6,705,828
  Payable to wholly-owned subsidiaries                             49,888,432           42,117,406
                                                                -------------        -------------
    Total current liabilities                                      59,905,335           48,823,234
Deferred income taxes and other liabilities                         2,094,928                 --
                                                                -------------        -------------
    Total liabilities                                              62,000,263           48,823,234
Shareholders' equity:
  Common stock                                                        264,821              258,110
  Additional paid-in-capital                                       47,782,273           39,101,451
  Foreign currency translation adjustment                         (45,687,717)             686,544
  Retained earnings                                               104,218,936           62,968,684
                                                                -------------        -------------
    Total shareholder's equity                                    106,578,313          103,014,789
                                                                -------------        -------------
    Total liabilities and shareholders' equity                  $ 168,578,576        $ 151,838,023
                                                                =============        =============

                              SAFESKIN CORPORATION
                              (PARENT COMPANY ONLY)

                            SCHEDULE I - (CONTINUED)
                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                           1997                 1996                 1995
                                                      -------------        -------------        -------------
Net sales .......................................     $ 158,938,566        $ 128,614,248        $ 109,959,572
Cost of goods sold ..............................       121,347,644           95,576,710           81,255,007
                                                      -------------        -------------        -------------
           Gross profit .........................        37,590,922           33,037,538           28,704,565
                                                      -------------        -------------        -------------
Operating expenses:
           Selling ..............................        19,179,398           15,935,764           19,761,304
           Research and development .............         1,962,366            1,676,684            1,411,109
           General and administrative ...........        14,731,012           12,286,798            6,396,666
                                                      -------------        -------------        -------------
             Total operating expenses ...........        35,872,776           29,899,246           27,569,079
                                                      -------------        -------------        -------------
             Income from operations .............         1,718,146            3,138,292            1,135,486
Interest expense (income), net ..................          (676,270)             (58,337)             130,738
Other expense (income), net .....................         1,602,855             (168,603)             213,806
Equity in net income of wholly-owned subsidiaries       (45,457,484)         (23,156,046)         (16,425,728)
                                                      -------------        -------------        -------------
           Income before income tax provision ...        46,249,045           26,521,278           17,216,670
Income tax provision ............................         4,998,794            2,938,879            2,325,972
                                                      -------------        -------------        -------------
           Net income ...........................     $  41,250,251        $  23,582,399        $  14,890,698
                                                      =============        =============        =============

                              SAFESKIN CORPORATION
                              (PARENT COMPANY ONLY)

                            SCHEDULE I - (CONTINUED)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                               1997                1996                1995
                                                           ------------        ------------        ------------
Cash flows from operating activities:
  Net income .......................................       $ 41,250,251        $ 23,582,399        $ 14,890,698
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation and amortization ..................          1,445,783             761,231             207,801
    Loss on sale of equipment ......................             21,209               6,542               8,423
    Deferred taxes .................................          1,872,000          (2,287,424)           (144,000)
    Amortization of deferred compensation ..........               --               152,469             462,106
    Undistributed net income of wholly-owned
    subsidiaries ...................................        (45,457,484)        (23,156,046)        (16,425,728)
  Change in operating assets and liabilities:
      Accounts receivable ..........................           (167,990)         (1,742,990)         (2,407,311)
      Inventory ....................................         16,266,137          (7,602,653)        (10,675,808)
      Other assets .................................             41,332           3,188,760            (686,187)
      Accounts payable and other accrued liabilities          7,970,404           5,738,454           2,154,409
      Payable to wholly-owned subsidiaries .........          7,771,026          15,023,324          16,744,408
                                                           ------------        ------------        ------------
    Net cash provided by operating activities ......         31,012,668          13,664,066           4,128,811
                                                           ------------        ------------        ------------

Cash flows from investing activities:
 Decrease (increase) in investment in and
   advances to wholly-owned subsidiaries ...........         (9,751,357)          1,927,507          (8,247,150)
 Net cash paid for acquisition of subsidiary .......        (14,463,092)               --                  --
 Purchase of property, plant and equipment .........         (3,686,946)         (3,750,137)           (732,123)
 Proceeds from sale of equipment ...................             32,208               9,000               7,000
                                                           ------------        ------------        ------------
   Net cash used by investing activities ...........        (27,869,187)         (1,813,630)         (8,972,273)
                                                           ------------        ------------        ------------

Cash flows from financing activities:
  Increase (decrease) in long-term debt ............               --            (2,750,000)          2,750,000
  Proceeds from issuance of common stock ...........          4,251,134           5,351,924             354,321
                                                           ------------        ------------        ------------
   Net cash provided by financing activities .......          4,251,134           2,601,924           3,104,321
                                                           ------------        ------------        ------------

Net increase (decrease) in cash and cash equivalents          7,394,615          14,452,360          (1,739,141)
Cash and cash equivalents at beginning of year .....         14,514,225              61,865           1,801,006
                                                           ------------        ------------        ------------
Cash and equivalents at end of year ................       $ 21,908,840        $ 14,514,225        $     61,865
                                                           ============        ============        ============

                              SAFESKIN CORPORATION

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                        December 31, 1997, 1996 and 1995

                                                     BALANCE AT          CHARGES TO                              BALANCE AT
                                                    DECEMBER 31,          COSTS AND                             DECEMBER 31,
      DESCRIPTION                                       1996              EXPENSES           DEDUCTIONS             1997
      -----------                                   ------------        ------------        ------------        ------------
Allowance for doubtful accounts receivable          $    665,000        $    301,000                --          $    966,000
Allowance for inventory cost to net
   realizable value ......................          $  1,112,000        $     33,000        $    879,000        $    266,000


                                                     BALANCE AT          CHARGES TO                             BALANCE AT
                                                    DECEMBER 31,          COSTS AND                            DECEMBER 31,
      DESCRIPTION                                       1995              EXPENSES           DEDUCTIONS           1996
      -----------                                   ------------        ------------        ------------       ------------
Allowance for doubtful accounts receivable          $    321,000        $    344,000                --         $    665,000
Allowance for inventory cost to net
   realizable value ......................          $    180,000        $    932,000                --         $  1,112,000


                                                  BALANCE AT               CHARGES TO                            BALANCE AT
                                                 DECEMBER 31,              COSTS AND                            DECEMBER 31,
      DESCRIPTION                                    1994                   EXPENSES          DEDUCTIONS           1995
      -----------                                ------------            ------------        ------------      ------------
Allowance for doubtful accounts receivable       $    311,000            $    480,000        $    470,000      $    321,000
Allowance for inventory cost to net
   realizable value ......................       $    406,780                     ___        $    226,780      $    180,000

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.


                                    PART III

ITEM 10, 11, 12 AND 13.

      The information required under these items is contained in the Company's 1998 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end. This information is incorporated herein by reference.


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

            3.    Exhibits

                  The following is a list of all exhibits filed as a part of this Report:

        EXHIBIT     DESCRIPTION OF DOCUMENT
        -------     -----------------------

           3.1      Amended and Restated Articles of Incorporation(1)

           3.2      Amended and Restated Bylaws(8)

          10.1 Safeskin Corporation Amended and Restated Equity Compensation Plan(1)

          10.2 Employment Agreement, dated June 15, 1993, between Neil K. Braverman and Safeskin Corp.(1)

          10.3 Employment Agreement, dated June 15, 1993, between Richard Jaffe and Safeskin Corp.(1)

          10.4 Office Lease Agreement, dated November 14, 1989, between Crocker Center Associates IV, Ltd. and Safeskin Corp.(1)

          10.5 Standard Industrial Sublease, dated April 14, 1993, between Tri Gem Computer, Inc. and Safeskin Corporation(1)

          10.6 Lease, dated August 7, 1992, between Merritt-Bavar Limited Partnership and Safeskin Corporation(1)

          10.7 Accounts Financing Agreement, dated February 27, 1989, between Congress Financial Corporation (Florida) and Safeskin Corp., and amendment thereto(1)

          10.8 Promissory Note, dated November 9, 1993, by Safeskin Corp. to Bankers Trust Company(1)

        EXHIBIT     DESCRIPTION OF DOCUMENT
        -------     -----------------------
          10.9      Promissory Note, dated December 31, 1991, by Safeskin Corp.
                    to The Jaffe Family Partnership(1)

          10.10 Promissory Note, dated July 23, 1992, by Safeskin Corp. to Mr. Neil K. Braverman(1)

          10.11 Promissory Note, dated December 21, 1992, by Safeskin Corp. to Mr. Neil K. Braverman(1)

          10.12 Promissory Note, dated December 21, 1992, by Safeskin Corp. to The Jaffe Family Partnership(1)

          10.13 Letter of Offer of Banking Facilities, dated November 25, 1992, by Perwira Habib Bank Malaysia Berhad to Safeskin Corporation (Malaysia) Sdn. Bhd., and amendment thereto(1)

          10.14 Letter of Offer of Banking Facilities, dated March 4, 1992, by Standard Chartered Bank to Safeskin Corporation (M) Sdn. Bhd.(1)

          10.15 Guarantee, dated February 3, 1992, by Safeskin Corp. to Standard Chartered Bank(1)

          10.16 Letter of Offer of Banking Facilities, dated January 30, 1992, by Perwira Habib Bank Malaysia Berhad to Safeskin Latex Company Sdn. Bhd.(1)

          10.17 Corporate Guarantee, dated March 24, 1992, by Safeskin Corporation (Malaysia) Sdn. Bhd. to Perwira Habib Bank Malaysia Berhad(1)

          10.18 Debenture, dated June 27, 1991, between Safeskin Corporation (Malaysia) Sdn. Bhd. and Perwira Habib Bank Malaysia Berhad(1)

          10.19 Debenture, dated March 10, 1992, between Safeskin Corporation (Malaysia) Sdn. Bhd. and Perwira Habib Bank Malaysia Berhad(1)

          10.20     Debenture, dated June 1, 1992, between Safeskin Corporation
                    (M) Sdn. Bhd. and Standard Chartered Bank(1)

          10.21 Corporate Guarantee, dated February 8, 1993, by Safeskin Corporation to Perwira Habib Bank Malaysia Berhad(1)

          10.22 Letter of Offer of Banking Facilities, dated December 28, 1992, by The Hong Kong and Shanghai Banking Corporation Limited to Safeskin Corporation (M) Bhd. Sdn.

          10.23 Continuing Guaranty, dated February 22, 1993, by Safeskin Corp. to The Hong Kong and Shanghai Banking Corporation Limited(1)

          10.24 Agreement, dated December 7, 1992, between Norsechem Latex Products (M) Sdn. Bhd. and Safeskin Corporation (M) Sdn. Bhd.(1)

          10.25 Corporate Guarantee and Indemnity, dated February 18, 1993, by Safeskin Corp. to Norsechem Latex Products (M) Sdn. Bhd. and Synthetic Bakelites (Malaysia) Sdn. Bhd.(1)

          10.26 Bank Guarantee and Indemnity, dated February 27, 1993, The Hong Kong and Shanghai Banking Corporation Limited to Synthetic Bakelites (Malaysia) Sdn. Bhd.(1)

          10.27     Stock Option Grant by Safeskin Corp. to Lee Chee Ming(1)

          10.28 Collective Agreement, dated October 25, 1991, between Safeskin Corporation (M) Sdn. Bhd. and Kesatuan Pekerja-Pekerja Safeskin Corporation (M) Sdn. Bhd.(1)

          10.29 Trust Deed, dated June 9, 1993, with respect to shares of Safeskin Latex Company Sdn. Bhd.(1)

          10.30 Trust Deed, dated June 9, 1993, with respect to shares of Safeskin Latex Company Sdn. Bhd.(1)

          10.31 Letter of Review of Credit Facilities--Enhancement, dated August 18, 1993 by Perwira Habib Bank Malaysia Berhad(1)

          10.32 Corporate Guarantee, dated October 8, 1993, by Safeskin Corporation to Perwira Habib Bank Malaysia Berhad(1)

          10.33 Industrial Real Estate Lease, dated January 1, 1994, between California State Teachers Retirement System and Safeskin Corporation(2)

          10.34 Employment Agreement, dated July 20, 1995, between David L. Morash and Safeskin Corp.(3)

        EXHIBIT     DESCRIPTION OF DOCUMENT
        -------     -----------------------
          10.35     Employment Agreement, dated June 29, 1995, between Judy W.
                    Grimes and Safeskin Corporation (4)

          10.36 Office Lease, dated October 31, 1995, between SDC LP and Safeskin Corporation

          10.37 Credit Agreement, dated July 15, 1996, by Safeskin Corporation to Union Bank(5)

          10.38 Letter of Agreement between Judy Grimes and Safeskin Corporation(5)

          10.39 Consulting Agreement, dated as of January 1, 1997, between Neil K. Braverman and Safeskin Corporation (6)

          10.40 Amended and Restated Assets Purchase Agreement, dated as of March 24, 1997, by and among TT Acquisition Company, EQ Corporation and Tactyl Technologies, Inc.(6)

          10.41     Executive Deferred Compensation Plan of Safeskin
                    Corporation(7)

          11        Statement re: Computation of Per Share Earnings (8)

          21        Subsidiaries of the Registrant (8)

          23.1      Consent of Deloitte & Touche LLP (8)

          23.2      Consent of Coopers & Lybrand L.L.P. (8)

          99        Report of Independent Accountants (8)

----------

            (1) Filed as an exhibit to the Company's Registration Statement on Form S-1, No. 33-68284, as filed with the Securities and Exchange Commission and incorporated herein by reference.

            (2) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1993.

            (3) Filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ending September 30, 1995 as 10a.

            (4) Filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ending September 30, 1995 as 10b.

            (5) Filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ending June 30, 1996.

            (6) Filed as on exhibit to the Company's Form 10-Q for the fiscal quarter ending March 31, 1997.

            (7) Filed as on exhibit to the Company's Form 10-Q for the fiscal quarter ending September 30, 1997.

            (8)   Filed as on exhibit hereto.

      (b)   REPORTS ON FORM 8-K:

      During the quarter ending December 31, 1997, the Company filed one Form 8-K. The Form 8-K filing, which was dated October 7, 1997, reported "Changes in Registrant's Certifying Accountant".

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SAFESKIN CORPORATION


                                       By:  /s/ Richard Jaffe
                                       -----------------------------------------
Dated:  March 30, 1998                 Richard Jaffe, Chairman, President and
                                       Chief Executive Officer


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

       Signature                             Title                                       Date
       ---------                             -----                                       ----

/s/ Richard Jaffe                            Chairman, President, Chief Executive        March 30, 1998
----------------------------                 Officer and Director
Richard Jaffe

/s/ David L. Morash                          Executive Vice President                    March 30, 1998
-----------------------------                and Chief Financial Officer
David L. Morash

/s/ Seth S. Goldman                          Vice President, Finance                     March 30, 1998
-----------------------------                Controller and Secretary
Seth S. Goldman

/s/ Neil K. Braverman                        Director                                    March 30, 1998
---------------------------
Neil K. Braverman

/s/ Irving Jaffe                             Chairman Emeritus and Director              March 30, 1998
----------------------------
Irving Jaffe

/s/ Howard L. Shecter                        Director                                    March 26, 1998
----------------------------
Howard L. Shecter

/s/ Joseph Stemler                           Director                                    March 24, 1998
----------------------------
Joseph Stemler

/s/  Cam L. Garner                           Director                                    March 30, 1998
-------------------------
Cam L. Garner

                                  EXHIBIT INDEX


EXHIBIT     DESCRIPTION OF DOCUMENT
-------     -----------------------

3.2         Amended and Restated Bylaws

11          Statement re: Computation of Per Share Earnings

21          Subsidiaries of the Registrant

23.1        Consent of Deloitte & Touche LLP

23.2        Consent of Coopers & Lybrand L.L.P.

27          Financial Data Schedule

99          Report of Independent Accountants