Form 10-Q
period 1998-03-31
SAFESKIN CORP
filed 1998-05-15
CIK 911636

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       OR

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to ________________

                         Commission file number 0-22726

                              SAFESKIN CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

                    Florida                              59-2617525
         ---------------------------                --------------------
        (State or other jurisdiction                (IRS Employer ID No.)
     of incorporation or organization)

               12671 High Bluff Drive, San Diego, California 92130
               ---------------------------------------------------
                    (Address of principal executive offices)
                                 (619) 794-8111
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  [X]   No [ ]

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                             Outstanding at April 30, 1998
        ------------------                       -----------------------------
Common Stock, par value $0.01 per share                    53,744,699

                              SAFESKIN CORPORATION

                                      INDEX


                                                                                         Page Number
                                                                                         -----------
PART I:  Financial Information.......................................................        1

ITEM 1.  Financial Statements........................................................        1

         Condensed Consolidated Balance Sheets at March 31, 1998 and December 31, 1997       2
         Condensed Consolidated Statements of Operations for the three months ended
         March 31, 1998 and 1997......................................................       3

         Condensed Consolidated Statements of Cash Flows for the three months ended
         March 31, 1998 and 1997......................................................       4

         Consolidated Statements of Comprehensive Income
         for the three months ended March 31, 1998 and 1997...........................       5

         Notes to Condensed Consolidated Financial
         Statements...................................................................       6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations..................................................................        8

PART II: Other Information...........................................................       16

ITEM 6.  Exhibits and Reports on Form 8-K............................................       16


         SIGNATURES..................................................................       17

                          PART I: FINANCIAL INFORMATION




ITEM 1.    Financial Statements



           INDEX                                                          PAGE
           -----                                                          ----
           Condensed Consolidated Balance Sheets at March 31, 1998
           and December 31, 1997.............................................2

           Condensed Consolidated Statements of Operations for
           the three months ended March 31, 1998 and 1997....................3

           Condensed Consolidated Statements of Cash Flows for
           the three months ended March 31, 1998 and 1997....................4

           Consolidated Statements of Comprehensive Income for
           the three months ended March 31, 1998 and 1997 ...................5

           Notes to Condensed Consolidated Financial Statements..............6

                              SAFESKIN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997



                                                                  MARCH 31,
                                                                   1998           DECEMBER 31,
                                                               (UNAUDITED)           1997
                                                              -------------      -------------
ASSETS

Current assets:
       Cash and cash equivalents ........................     $  16,001,560      $  23,916,959
       Accounts receivable, net .........................        25,579,785         22,195,828
       Inventory ........................................        26,488,916         21,242,732
       Other current assets .............................         6,120,674          5,692,369
                                                              -------------      -------------

              Total current assets ......................        74,190,935         73,047,888

Property, plant and equipment, net ......................        72,806,210         52,904,271
Intangibles and other assets ............................        21,931,880         12,568,245
                                                              -------------      -------------
              Total assets ..............................     $ 168,929,025      $ 138,520,404
                                                              =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable .................................     $   7,401,132      $   6,922,540
       Accrued liabilities ..............................        19,982,429         22,924,623
                                                              -------------      -------------
              Total current liabilities .................        27,383,561         29,847,163

Deferred income taxes and other liabilities .............         3,411,523          2,094,928
                                                              -------------      -------------
       Total liabilities ................................        30,795,084         31,942,091

Commitments and contingencies

Shareholders' equity:
       Preferred stock; $.01 par value; 10,000,000 shares
            authorized and no shares outstanding ........                --                 --
       Common stock; $.01 par value; 80,000,000 shares
             authorized; 53,717,644 shares
             and 52,964,224 shares outstanding ..........           537,176            529,642
       Additional paid-in-capital .......................        52,388,386         47,517,453
       Accumulated other comprehensive loss .............       (32,324,919)       (45,687,717)
       Retained earnings ................................       117,533,298        104,218,935
                                                              -------------      -------------

             Total shareholders' equity .................       138,133,941        106,578,313
                                                              -------------      -------------

             Total liabilities and shareholders' equity .     $ 168,929,025      $ 138,520,404
                                                              =============      =============



                 The accompanying notes are an integral part of
                     these condensed financial statements.

                              SAFESKIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                                        1998              1997
                                                                                   ------------      ------------
Net sales ....................................................................     $ 53,295,835      $ 41,168,378

Cost of goods sold ...........................................................       25,454,262        22,737,640
                                                                                   ------------      ------------

            Gross profit .....................................................       27,841,573        18,430,738
                                                                                   ------------      ------------

Operating expenses:
     Selling .................................................................        5,631,092         4,440,494
     Research and development ................................................        1,834,673           624,387
     General and administrative ..............................................        5,920,950         3,528,779
                                                                                   ------------      ------------

            Total operating expenses .........................................       13,386,715         8,593,660
                                                                                   ------------      ------------

            Income from operations ...........................................       14,454,858         9,837,078

Interest expense (income), net ...............................................         (282,736)         (193,056)

Other expense (income), net ..................................................          (56,142)          418,766
                                                                                   ------------      ------------

Income before income tax provision ...........................................       14,793,736         9,611,368

Income tax provision .........................................................        1,479,374         1,120,891
                                                                                   ------------      ------------

Net income ...................................................................     $ 13,314,362      $  8,490,477
                                                                                   ============      ============

Per share amounts:
Earnings per share of common stock
     and common stock equivalents:
                 Basic .......................................................     $       0.25      $       0.16
                 Diluted .....................................................             0.22              0.15
Weighted average number of shares of common stock and common stock equivalents outstanding:
                 Basic .......................................................       53,368,370        51,851,030
                 Diluted .....................................................       60,635,961        57,417,582



                 The accompanying notes are an integral part of
                     these condensed financial statements.

                              SAFESKIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                    1998             1997
                                                               ------------      ------------
Cash flows from operating activities:
      Net income .........................................     $ 13,314,362      $  8,490,477
      Adjustments to reconcile net income to net cash
           provided by operating activities:
             Depreciation and amortization ...............        2,287,376         1,531,572
             Exchange loss-unrealized ....................        4,749,224                --
             Loss on disposal of equipment ...............           13,478            24,291
      Changes in operating assets and liabilities:
                  Accounts receivable ....................       (1,007,497)       (3,278,972)
                  Inventory ..............................       (3,634,558)        1,390,335
                  Other assets ...........................         (224,794)        1,058,646
                  Accounts payable and accrued liabilities       (1,832,905)         (830,198)
                                                               ------------      ------------
             Net cash provided by operating activities ...       13,664,686         8,386,151
                                                               ------------      ------------

Cash flows from investing activities:
      Net cash paid for acquisition of subsidiary ........       (5,145,128)      (14,463,092)
      Purchases of property, plant and equipment .........      (12,537,319)       (4,120,498)
      Proceeds from sale of equipment ....................               --             7,580
                                                               ------------      ------------
             Net cash used by investing activities .......      (17,682,447)      (18,576,010)
                                                               ------------      ------------

Cash flows from financing activities:
      Proceeds from issuance of common stock .............        3,314,467         1,306,676
                                                               ------------      ------------
             Net cash provided by financing activities ...        3,314,467         1,306,676
                                                               ------------      ------------

Effect of exchange rate changes on cash ..................       (7,212,105)          326,508
                                                               ------------      ------------
Net decrease in cash and cash equivalents ................       (7,915,399)       (8,556,675)
Cash and cash equivalents at beginning of period .........       23,916,959        16,265,468
                                                               ------------      ------------
Cash and cash equivalents at end of period ...............     $ 16,001,560      $  7,708,793
                                                               ============      ============



                 The accompanying notes are an integral part of
                     these condensed financial statements.

                              SAFESKIN CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                      1998            1997
                                                  -----------     -----------
Net income ..................................     $13,314,362     $ 8,490,477

Other comprehensive income, net of tax:

     Foreign currency translation adjustments      13,362,798          (4,920)
                                                  -----------     -----------

Comprehensive income ........................     $26,677,160     $ 8,485,557
                                                  ===========     ===========



                 The accompanying notes are an integral part of
                     these condensed financial statements.

                              SAFESKIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which consist of normal and recurring adjustments, necessary for a fair presentation of results for the periods indicated. The results of any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 1997. The December 31, 1997 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to prior periods to conform to the current period's presentation.

2. Inventories at March 31, 1998 consisted of $3,985,000, $1,641,000 and $20,863,000 for raw materials, work in process and finished goods, respectively. At December 31, 1997, inventories consisted of $2,701,000, $690,000 and $17,852,000 for raw materials, work in process and finished goods, respectively.

3. On February 17, 1998, the Company authorized a two-for-one stock split of its common stock to be effective in the form of a stock dividend distributed on April 1, 1998 to shareholders of record at the close of business on February 27, 1998. The holders of the Company's common stock received a stock dividend at the rate of one share of common stock for each share of common stock owned. The stated par value of each share was not changed from $.01. A total of $268,588 and $264,821 was reclassified from the Company's additional paid-in capital account to the Company's common stock account for the periods ending March 31, 1998 and December 31, 1997, respectively. All share and per share amounts have been retroactively restated to reflect the stock split.

4. The Company is exposed to exchange rate risk when it and certain of its subsidiaries enter into transactions denominated in currencies other than their functional currency. Certain firmly committed transactions are hedged with forward foreign exchange contracts. As exchange rates change, gains and losses on the exposed transactions may be partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings. The Company's derivative activities, all of which consist of forward foreign exchange contracts as of March 31, 1998, are initiated primarily to hedge intercompany receivables and payables.

           The forward foreign exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies based on pre-established exchange rates at the contracts' maturity dates. If the counterparties to the exchange contracts (primarily AA rated international institutions) do not fulfill their obligations to deliver the contacted currencies, the Company could be at risk for currency related fluctuations (generally limited to unrealized gains). Management believes that the high credit worthiness of the counterparties to the hedging contracts minimizes the risk of non-performance. Net gains and losses from foreign currency transactions for the periods ended March 31, 1998 and 1997 were not significant.

5. The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" in the first quarter of 1998. This standard expands or modifies disclosures, and accordingly, has no impact on the Company's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.

GENERAL

The Company's net sales have grown substantially over the past several years. The Company attributes the growth in net sales during this period principally to increased market penetration due to the implementation of sales and marketing programs, the introduction of new products and growth in markets for its products. The Company introduced lightly powdered medical gloves, powder-free medical gloves, HypoClean(R) powder-free gloves, powder-free latex surgical gloves and high technology and scientific nitrile gloves, and Safeskin 2000(TM) powder-free latex surgical gloves, in 1989, 1990, 1992, 1994, 1995, and 1996, respectively. In 1997, the Company began selling a medical examination glove made of a non-latex material called nitrile. In addition, as a result of its acquisition of the synthetic glove business of Tactyl Technologies, Inc. ("Tactyl"), the Company began selling Tactylon(R) synthetic examination and surgical gloves. In 1998, as a result of its acquisition of Absolute Quality Leadership, Inc. ("AQL"), the Company expanded its current product line associated with the high-technology and scientific markets to include a broad line of proprietary latex and synthetic glove products, specifically designed for the microelectronics, health technologies and general laboratory and safety market segments. Although the Company has continued to develop new products and expects to do so in the future, no assurance can be given that the new products will be accepted in the marketplace or will have similar growth rates.

The Company's net sales are derived from the sale of finished products, net of contractual allowable rebates and fees provided to distributors and group purchasing organizations for the resale of the Company's products in specific volumes to specified end user customers. The Company estimates allowable rebates on a monthly basis through the analysis of actual sales information from customers, contractual arrangements and historical trends related to actual rebates issued. Cost of goods sold includes all costs to manufacture the finished product plus related costs associated with ocean freight, customs duty, warehousing and product delivery expenses. Selling expenses include salaries for sales and marketing staffs and other related expenses such as sales commissions, and costs associated with travel, trade show participation and advertising. Research and development expenses include salaries for research and development staffs and related expenses for consulting, product testing and travel. General and administrative expenses include salaries for administrative and information technology staffs and related expenses for travel, insurance, facilities, consulting and professional fees. The income tax provision is substantially less than statutory rates as a result of the tax-free status of the Company's foreign manufacturing operations. The Company's Malaysian manufacturing operations were granted five years of tax-free status which expires on September 30, 1998. The expiration of this tax-free status is not expected to have a material adverse effect upon the

Company's operations in the foreseeable future. The Company's existing Thailand manufacturing operations have been granted tax-free status through 2003 and have been granted a reduced tax rate through 2007. As the Company begins to build new production facilities in Thailand, it has applied for and received similar tax-free status for these operations.

The Company's medical glove distributor customers do not bill third-party reimbursement sources separately for purchases of the Company's gloves. Consequently, the timing and effect of third-party payments to hospitals and clinics do not have a material effect on the Company's operations or liquidity.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Net sales for the three months ended March 31, 1998 were $53,296,000 which represents a 29.5% increase over net sales of $41,168,000 for the same three month period in 1997. The predominant causes for the sales growth were an increase in unit volumes sold and the shift in product mix to higher priced powder-free gloves in the 1998 period as compared to the 1997 period.

Cost of goods sold increased 12.0% from $22,738,000 for the three months ended March 31, 1997 to $25,454,000 for the three months ended March 31, 1998. As a percentage of net sales, cost of goods sold decreased from 55.2% for the three months ended March 31, 1997 to 47.8% for the same period in 1998. This decrease in cost of goods sold as a percentage of net sales was attributable to the continued shift of production to Thailand's lower-cost manufacturing facility and an increased mix of higher margin powder-free gloves. In addition, the Company's gross profit margin was favorably impacted in 1998 due to the positive effects of the devaluation of the currencies in both Malaysia and Thailand. As a result of the above factors, gross profits increased 51.1% from $18,431,000 for the three months ended March 31, 1997 to $27,842,000 for the three months ended March 31, 1998.

Selling expenses increased 26.8% from $4,441,000 for the three months ended March 31, 1997 to $5,631,000 for the three months ended March 31, 1998. As a percentage of net sales, selling expenses decreased slightly from 10.8% for the three months ended March 31, 1997 to 10.6% for the same period in 1998.

Research and development expenses increased 193.8% from $624,000 for the three months ended March 31, 1997 to $1,835,000 for the three months ended March 31, 1998. As a percentage of net sales, these expenses increased from 1.5% for the three months ended March 31, 1997 to 3.4% for the three months ended March 31, 1998. The increase in research and development expenses as a percentage of net sales is primarily attributed to increased costs associated with research related to the Company's outstanding product liability claims.

General and administrative expenses increased 67.8% from $3,529,000 for the three months ended March 31, 1997 to $5,921,000 for the three months ended March 31, 1998. As a percentage of net sales, these expenses increased from 8.6% for the 1997 period to 11.1% for the 1998 period. The increase in general and administrative expenses as a percentage of net sales pertains primarily to increased compensation costs as well as increased costs associated with the Company's efforts to improve and streamline its information technology systems and services. Additional factors can be attributed to increased costs associated with the Company's acquisitions of Tactyl and AQL and increased consulting costs.

Income from operations increased 46.9% from $9,837,000 for the three months ended March 31, 1997 to $14,455,000 for the three months ended March 31, 1998, and operating margins increased from 23.9% in the 1997 period to 27.1% in the 1998 period.

Interest expense (income), net, increased from $193,000 of interest income for the three months ended March 31, 1997 to $283,000 of interest income for the three months ended March 31, 1998, primarily due to the fact that in 1998 the Company generated increased investment returns on its increased cash balances. Since 1997, the Company has been able to fund its operations, including its acquisitions of Tactyl and AQL as well as the expansion of the Company's foreign manufacturing operations, with internally generated cash, while at the same time, generating excess cash balances.

Other expense (income), net, changed from $419,000 of other expense for the three months ended March 31, 1997 to $56,000 of other income for the three months ended March 31, 1998. This change in other expense was substantially due to losses experienced from foreign currency transactions in the Company's European subsidiaries in 1997. In 1998, the Company was not significantly impacted by net foreign currency transaction gains or losses.

Provision for income taxes increased 32.0% from $1,121,000 for the three months ended March 31, 1997 to $1,480,000 for the three months ended March 31, 1998. The income tax provisions recorded in both 1997 and 1998 remain less than United States statutory rates due to the foreign tax free status of the Company's foreign manufacturing operations.

Net income increased 56.8% from $8,490,000 for the three months ended March 31, 1997 to $13,314,000 for the three months ended March 31, 1998. Due to the foregoing factors, net income as a percentage of net sales increased from 20.6% in 1997 to 25.0% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations generated approximately $13,665,000 and $8,386,000 of cash during the three months ended March 31, 1998 and 1997, respectively. Further, during the three months ended March 31, 1997 and 1998, the Company acquired capital assets of approximately $12,537,000 and $4,120,000, respectively, substantially all of which were for the expansion of the Company's foreign manufacturing operations.

During 1997, the Company completed construction and began operating the first of its three new production lines located in its Thailand facility, referred to by the Company as the "Grand Master(TM)." The two additional production lines began operating in the first quarter of 1998. The Company's management believes that a single "Grand Master(TM)" production line will have the highest capacity of any glove production line in the world, equivalent in capacity to approximately eight of the existing production lines in this facility. The construction of these production lines has been funded with internally generated cash.

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

In April 1997, the Company announced plans for the expansion of its Southeast Asian manufacturing operations in order to meet the continued strong demand and anticipated future demand for its latex and synthetic medical examination, surgical and high-technology and scientific gloves. The Company's expansion plans over the next two years include the construction of an additional building and related machinery at the Company's existing Thailand facility. Additionally, the Company also plans to construct a second manufacturing facility to be located in southern Thailand that is expected to produce latex and synthetic surgical, high-technology and scientific and examination gloves. Construction of this site began in the second half of 1997 after approval by the Thailand Board of Investment. Four production buildings are expected to be constructed on this site. One of these buildings will house the expansion of the Company's Tactylon(R) synthetic examination and surgical glove and the Company's nitrile glove production and is scheduled to be completed during the second half of 1998. The first machine in this building is expected to increase by over 200 percent the production capacity of the Tactylon(R) product line in comparison to the existing facility which is located in Vista, California. The second building will be constructed to provide additional capacity for the production of the Company's surgical and clean-room glove products. Production is scheduled to begin in the fourth quarter of 1998. In the interim, these products will continue to be manufactured at the Company's Malaysia and Vista, California facilities. An additional two buildings will be constructed to house the Company's increased capacity for latex examination, scientific, synthetic and surgical gloves. Production is scheduled to begin in 1999. The new buildings, machines and supporting infrastructure are expected to cost approximately $80 million in the aggregate. The significant investment by the Company in its manufacturing operations is expected to increase the Company's annualized production capacity from approximately 3.5 billion gloves to approximately 5.5 billion gloves. Financing for the total capital expenditures for the two-year period is projected to come from internally generated funds, with any shortfalls to be financed through borrowings from the existing credit facilities.

In February 1998, the Company completed the acquisition of AQL, a California-based marketer of glove products for the high-technology and scientific markets. The Company paid for this acquisition with internally generated cash. The Company recently changed the name of AQL to Safeskin Scientific Corporation.

The Company has an unsecured two-year credit facility for financing general working capital needs, up to a maximum of $25,000,000 in borrowings. As of March 31, 1998, there were no borrowings outstanding under this credit facility.

The Company's foreign manufacturing subsidiaries have revolving lines of credit for financing general working capital needs up to approximately $9,500,000, of which there were no outstanding balances as of March 31, 1998. These borrowings are secured by a guarantee of the Company.

In July 1997, the Thai baht and Malaysian ringgit were permitted to float against the U.S. dollar and other currencies, and as a result, the baht and ringgit have devalued from approximately 24.7 bahts/dollar and 2.52 ringgits/dollar, as of June 30, 1997 to approximately 48.15 bahts/dollar and
3.89 ringgits/dollar as of December 31, 1997, respectively. The significant devaluation in both the Thailand and Malaysian currencies has resulted in an increased amount of foreign currency transaction net gains, which are included in other income, and an increased amount of foreign currency translation adjustments, which are recorded as a separate component of equity. As of March 31, 1998, the Thailand baht and Malaysian ringgit were approximately 39.35 bahts/dollar and 3.65 ringgits/dollar. The Company has not experienced significant foreign currency transaction net gains and losses in 1998. Nevertheless, the Company has experienced an increased amount of foreign currency translation adjustments in 1998. The devaluation of the baht and ringgit may cause the Company's competitive environment to improve. It is not possible at this time to determine what effect the devaluation will have upon pricing or costs, but management believes the devaluation will not have a material adverse effect and may have a continued positive impact upon the Company's operating results for 1998 and beyond.

RISKS ASSOCIATED WITH YEAR 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's systems to process data having dates on or after January 1, 2000 (the "Year 2000" issues). Processing errors due to software failures arising from calculations using the Year 2000 date are a recognized risk. In February 1998, the Company engaged Perot Systems Corporation for the management of its information technology systems. Both the Company and Perot Systems Corporation are currently addressing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems, and are in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business transactions to assess whether they are Year 2000 compliant. The Company does not believe that it will incur a material financial impact from the risk, or from assessing the risk, arising from the Year 2000 issues. However, there can be no guarantee that the Company's initial assessment of the financial impact of this risk will be accurate; actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

LEGAL PROCEEDINGS

Since May 1995, 125 actively pending product liability lawsuits seeking monetary damages have been filed in federal and state courts against the Company, and other manufacturers of latex gloves. On February 26, 1997, the Judicial Panel on Multi-District Litigation entered an order transferring all latex allergy lawsuits brought by healthcare workers against the Company and other latex glove manufacturers in the Federal courts to the Federal district court in Philadelphia, consolidating those cases, and other pending and future Federal court latex allergy lawsuits, for discovery management and other pre-trial proceedings.

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

The most important factors that could prevent the Company from achieving its goals -- and cause the assumptions underlying forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements -- include, but are not limited to, the following:

        o the competitive nature of the industry and the ability of the Company to continue to distinguish its products on the basis of quality, reliability and value; possible obsolescence of the Company's primary product due to the development by competitors of new products, manufacturing processes or technologies including latex alternatives; the ability of the Company to maintain strong distributor relationships; and the ability of the Company to maintain selling prices and anticipated volumes;

        o adverse outcomes regarding product liability lawsuits or the ability to obtain sufficient product liability insurance coverage at reasonable rates;

        o the ability of the Company to meet existing or future FDA regulations regarding the manufacture and sale of the Company's gloves;

        o delays in the completion of the Company's construction of its new production facilities in Thailand and the failure of these production facilities to generate anticipated productivity and efficiencies;

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

        o delays in the completion of the final phase of the Company's construction of its latex concentrate plant in Thailand or the failure of this plant to generate anticipated productivity and efficiencies;

        o failure of the Company's new production lines, referred to by the Company as "Grand Masters(TM)," to generate anticipated productivity and efficiencies;

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

        o       changes in the Company's rates or basis of income taxation; and

        o rapid levels of inflation which could have a significant effect on the Company's net sales and profitability.

These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in other filings by the Company with the Securities and Exchange Commission.

                           PART II: OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits


           EXHIBIT     DESCRIPTION


           10.42 Services Agreement between Safeskin Corporation and Perot Systems Corporation dated February 3, 1998

           11         Statement Re:  Computation of Per Share Earnings


(b)        Reports on Form 8-K

           None.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SAFESKIN CORPORATION


Date:  May 15, 1998                    By: /s/ David L. Morash
                                           ------------------------------------
                                           David L. Morash, Executive Vice-
                                           President, Chief Financial Officer