Form 10-Q
period 1998-06-30
SAFESKIN CORP
filed 1998-08-14
CIK 911636

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to ________________

                         Commission file number 0-22726

                              SAFESKIN CORPORATION
             (Exact name of registrant as specified in its charter)

                    Florida                               59-2617525
       ---------------------------------            -----------------------
         (State or other jurisdiction                (IRS Employer ID No.)
       of incorporation or organization)

               12671 High Bluff Drive, San Diego, California 92130
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (619) 794-8111
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  [X]       No  [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at July 31, 1998
                -----                              ----------------------------

Common Stock, par value $0.01 per share                       54,424,739

                              SAFESKIN CORPORATION

                                      INDEX


                                                                             Page Number
                                                                             -----------
PART I:        Financial Information................................              1

ITEM 1.        Financial Statements.................................              1

               Condensed Consolidated Balance Sheets at June 30, 1998
               and December 31, 1997................................              2

               Condensed Consolidated Statements of Operations for
               the three months ended June 30, 1998 and 1997........              3

               Condensed Consolidated Statements of Operations for
               the six months ended June 30, 1998 and  1997.........              4

               Condensed Consolidated Statements of Cash Flows for
               the six months ended June 30, 1998 and 1997..........              5

               Consolidated Statements of Comprehensive Income for                6
               the three months ended June 30, 1998 and 1997 .......

               Consolidated Statements of Comprehensive Income for                7
               the six months ended June 30, 1998 and 1997 .........

               Notes to Condensed Consolidated Financial Statements.              8

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................              10


PART II:       Other Information....................................              21

ITEM 6.        Exhibits and Reports on Form 8-K.....................              21

               SIGNATURES...........................................              22

                                PART I: FINANCIAL INFORMATION




ITEM 1.        Financial Statements


               INDEX                                                                      PAGE
               -----                                                                      ----
               Condensed Consolidated Balance Sheets at June 30, 1998
               and December 31, 1997.........................................................2

               Condensed Consolidated Statements of Operations for
               the three months ended June 30, 1998 and 1997.................................3

               Condensed Consolidated Statements of Operations for
               the six months ended June 30, 1998 and 1997...................................4

               Condensed Consolidated Statements of Cash Flows for the
               six months ended June 30, 1998 and 1997.......................................5

               Consolidated Statements of Comprehensive Income for the
               three months ended June 30, 1998 and 1997 ....................................6

               Consolidated Statements of Comprehensive Income for the
               six months ended June 30, 1998 and 1997 ......................................7

               Notes to Condensed Consolidated Financial Statements..........................8

                              SAFESKIN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997



                                                               JUNE 30,
                                                                 1998           DECEMBER 31,
                                                             (UNAUDITED)            1997
                                                            -------------       -------------
ASSETS

Current assets:
     Cash and cash equivalents .........................    $  11,962,457       $  23,916,959
     Accounts receivable, net ..........................       24,882,778          22,195,828
     Inventory .........................................       31,216,976          21,242,732
     Other current assets ..............................       11,444,252           5,692,369
                                                            -------------       -------------
          Total current assets .........................       79,506,463          73,047,888
Property, plant and equipment, net .....................       79,736,623          52,904,271
Intangibles and other assets ...........................       31,525,044          12,568,245
                                                            -------------       -------------
          Total assets .................................    $ 190,768,130       $ 138,520,404
                                                            =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..................................    $   9,288,869       $   6,922,540
     Accrued liabilities ...............................       20,986,471          22,924,623
                                                            -------------       -------------
          Total current liabilities ....................       30,275,340          29,847,163
Long-term debt .........................................       16,000,000                  --
Deferred income taxes and other liabilities ............        3,594,313           2,094,928
                                                            -------------       -------------
          Total liabilities ............................       49,869,653          31,942,091

Commitments and contingencies

Shareholders' equity:
     Preferred stock; $.01 par value; 10,000,000
           shares authorized and no shares outstanding                 --                  --
     Common stock; $.01 par value; 80,000,000 shares
           authorized; 53,981,392 shares
           and 52,964,224 shares outstanding ...........          539,814             529,642
     Additional paid-in-capital ........................       47,268,889          47,517,453
     Accumulated other comprehensive loss ..............      (39,439,668)        (45,687,717)
     Retained earnings .................................      132,529,442         104,218,935
                                                            -------------       -------------
           Total shareholders' equity ..................      140,898,477         106,578,313
                                                            -------------       -------------
           Total liabilities and shareholders' equity ..    $ 190,768,130       $ 138,520,404
                                                            =============       =============


              The accompanying notes are an integral part of these
                        condensed financial statements.

                              SAFESKIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                               1998              1997
                                                           ------------      ------------
Net sales ...........................................      $ 58,642,596      $ 44,947,572
Cost of goods sold ..................................        27,890,151        25,108,097
                                                           ------------      ------------
        Gross profit ................................        30,752,445        19,839,475
                                                           ------------      ------------

Operating expenses:
    Selling .........................................         6,141,030         4,751,996
    Research and development ........................         1,679,546           961,038
    General and administrative ......................         6,130,258         3,743,624
                                                           ------------      ------------
        Total operating expenses ....................        13,950,834         9,456,658
                                                           ------------      ------------
        Income from operations ......................        16,801,611        10,382,817

Interest expense (income), net ......................           123,070          (140,119)

Other expense, net ..................................            16,160           206,765
                                                           ------------      ------------
Income before income tax provision ..................        16,662,381        10,316,171

Income tax provision ................................         1,666,237         1,113,040
                                                           ------------      ------------

Net income ..........................................      $ 14,996,144      $  9,203,131
                                                           ============      ============

Per share amounts:
Earnings per share of common stock and
    common stock equivalents outstanding:
      Basic .........................................      $       0.28      $       0.18
      Diluted .......................................              0.25              0.16

Weighted average number of shares of common stock and
    common stock equivalents outstanding:
      Basic .........................................        53,849,094        52,053,816
      Diluted .......................................        61,120,471        57,656,780


              The accompanying notes are an integral part of these
                        condensed financial statements.

                              SAFESKIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                1998                1997
                                                           -------------       -------------
Net sales ...........................................      $ 111,938,431       $  86,115,950

Cost of goods sold ..................................         53,344,413          47,845,737
                                                           -------------       -------------
        Gross profit ................................         58,594,018          38,270,213
                                                           -------------       -------------

Operating expenses:
    Selling .........................................         11,772,122           9,192,490
    Research and development ........................          3,514,219           1,585,425
    General and administrative ......................         12,051,208           7,272,403
                                                           -------------       -------------
        Total operating expenses ....................         27,337,549          18,050,318
                                                           -------------       -------------
        Income from operations ......................         31,256,469          20,219,895

Interest income, net ................................           (159,666)           (333,175)

Other expense (income), net .........................            (39,982)            625,531
                                                           -------------       -------------

Income before income tax provision ..................         31,456,117          19,927,539

Income tax provision ................................          3,145,611           2,233,931
                                                           -------------       -------------

Net income ..........................................      $  28,310,506       $  17,693,608
                                                           =============       =============

Per share amounts:
Earnings per share of common stock and
    common stock equivalents outstanding:
      Basic .........................................      $        0.53       $        0.34
      Diluted .......................................               0.47                0.31

Weighted average number of shares of common stock and
    common stock equivalents outstanding:
      Basic .........................................         53,319,341          51,952,422
      Diluted .......................................         60,878,216          57,537,181


              The accompanying notes are an integral part of these
                         condensed financial statements.

                              SAFESKIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                               1998               1997
                                                           ------------       ------------
Cash flows from operating activities:
    Net income ........................................    $ 28,310,506       $ 17,693,608
    Adjustments to reconcile net income to cash
       provided by operating activities:
         Depreciation and amortization ................       5,360,857          3,367,232
         Exchange loss-unrealized .....................       6,332,129                 --
         Loss on disposal of equipment ................          14,049             37,926
    Changes in operating assets and liabilities:
             Accounts receivable ......................        (365,083)        (1,158,596)
             Inventory ................................      (8,745,872)         1,335,670
             Other assets .............................      (6,909,165)           769,295
             Accounts payable and accrued liabilities..       2,178,521          5,259,940
                                                           ------------       ------------
         Net cash provided by operating activities ....      26,175,942         27,305,075
                                                           ------------       ------------
Cash flows from investing activities:
    Payments for acquisitions .........................     (14,346,460)       (14,463,092)
    Purchase of property, plant and equipment .........     (26,664,206)       (17,120,521)
    Proceeds from sale of equipment ...................              --             24,662
                                                           ------------       ------------
         Net cash used by investing activities ........     (41,010,666)       (31,558,951)
                                                           ------------       ------------
Cash flows from financing activities:
    Increase in long-term debt ........................      16,000,000                 --
    Proceeds from issuance of common stock ............       5,420,911          2,169,328
    Repurchase of common stock ........................      (7,223,304)                --
                                                           ------------       ------------
         Net cash provided by financing activities ....      14,197,607          2,169,328
                                                           ------------       ------------
Effect of exchange rate changes on cash ...............     (11,317,385)           443,618
                                                           ------------       ------------
Net decrease in cash and cash equivalents .............     (11,954,502)        (1,640,930)
Cash and cash equivalents at beginning of period ......      23,916,959         16,265,468
                                                           ------------       ------------
Cash and cash equivalents at end of period ............    $ 11,962,457       $ 14,624,538
                                                           ============       ============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                              SAFESKIN CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                        1998               1997
                                                    ------------       ------------
Net income .....................................    $ 14,996,144       $  9,203,131

Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustments ..      (7,114,749)         1,665,438
                                                    ------------       ------------

Comprehensive income ...........................    $  7,881,395       $ 10,868,569
                                                    ============       ============
























              The accompanying notes are an integral part of these
                        condensed financial statements.

                              SAFESKIN CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                       1998            1997
                                                   -----------      -----------
Net income ....................................    $28,310,506      $17,693,608

Other comprehensive income, net of tax:

     Foreign currency translation adjustments..      6,248,049        1,660,518
                                                   -----------      -----------

Comprehensive income ..........................    $34,558,555      $19,354,126
                                                   ===========      ===========
























              The accompanying notes are an integral part of these
                        condensed financial statements.

                              SAFESKIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of results for the periods indicated. The results of any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 1997. The December 31, 1997 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. Inventories at June 30, 1998 consisted of $3,691,000, $1,604,000 and $25,922,000 for raw materials, work in process and finished goods, respectively. At December 31, 1997, inventories consisted of $2,701,000, $690,000 and $17,852,000 for raw materials, work in process and finished goods, respectively.

3. On February 17, 1998, the Company authorized a two-for-one stock split of its common stock to be effective in the form of a stock dividend distributed on April 1, 1998 to shareholders of record at the close of business on February 27, 1998. The holders of the Company's common stock received a stock dividend at the rate of one share of common stock for each share of common stock owned. The stated par value of each share was not changed from $.01. A total of $268,588 and $264,821 was reclassified from the Company's additional paid-in capital account to the Company's common stock account for the periods ending June 30, 1998 and December 31, 1997, respectively. All share and per share amounts have been retroactively restated to reflect the stock split.

4. The Company is exposed to exchange rate risk when it and certain of its subsidiaries enter into transactions denominated in currencies other than their functional currency. Certain firmly committed transactions are hedged with forward foreign exchange contracts. As exchange rates change, gains and losses on the exposed transactions may be partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings. The Company's derivative activities, all of which consist of forward foreign exchange contracts as of June 30, 1998, are initiated primarily to hedge intercompany receivables and payables.

    The forward foreign exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies based on pre-established exchange rates at the contracts' maturity dates. If the counterparties to the exchange contracts (primarily AA rated international institutions) do not fulfill their obligations to deliver the contacted currencies, the Company could be at risk for currency related fluctuations (generally limited to unrealized gains). Management believes that the high credit worthiness of the counterparties to the hedging contracts minimizes the risk of non-performance. Net gains and losses from foreign currency transactions for the three and six month periods ended June 30, 1998 and 1997 were not significant.

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

GENERAL

The Company's net sales have grown substantially over the past several years. The Company attributes the growth in net sales during this period principally to increased market penetration due to the implementation of sales and marketing programs, the introduction of new products and growth in markets for its products. The Company introduced lightly powdered medical gloves, powder-free medical gloves, HypoClean(R) powder-free gloves, powder-free latex surgical gloves and high technology and scientific nitrile gloves, and Safeskin 2000(TM) powder-free latex surgical gloves, in 1989, 1990, 1992, 1994, 1995, and 1996, respectively. In 1997, the Company began selling a medical examination glove made of a non-latex material called nitrile. In addition, as a result of its acquisition of the synthetic glove business of Tactyl Technologies, Inc. ("Tactyl"), the Company began selling Tactylon(R) synthetic examination and surgical gloves. In February 1998, as a result of its acquisition of Absolute Quality Leadership, Inc. ("AQL"), the Company expanded its current product line associated with the high-technology and scientific markets to include a broad line of proprietary latex and synthetic glove products, specifically designed for the microelectronics, health technologies and general laboratory and safety market segments. Although the Company has continued to develop new products and expects to do so in the future, no assurance can be given that the new products will be accepted in the marketplace or will have similar growth rates.

The Company's net sales are derived from the sale of finished products, net of contractual allowable rebates and fees provided to distributors and group purchasing organizations for the resale of the Company's products in specific volumes to specified end user customers. The Company estimates allowable rebates on a monthly basis through the analysis of actual sales information from customers, contractual arrangements and historical trends related to actual rebates issued. Cost of goods sold includes all costs to manufacture the finished product plus related costs associated with ocean freight, customs duty, warehousing and product delivery expenses. Selling expenses include salaries for sales and marketing staffs and other related expenses such as sales commissions, and costs associated with travel, trade show participation and advertising. Research and development expenses include salaries for research and development staffs and related expenses for consulting, product testing and travel. General and administrative expenses include salaries for administrative and information technology staffs and related expenses for travel, insurance, facilities, consulting and professional fees. The income tax provision is substantially less than statutory rates as a result of the tax-free status of the Company's foreign manufacturing operations. The Company's Malaysian manufacturing operations were granted five years of tax-free status which expires on September 30, 1998. The expiration of this tax-free status is not expected to have a material adverse effect upon the

Company's operations in the foreseeable future. The Company's existing Thailand manufacturing facilities have been granted tax-free status through 2003 and have been granted a reduced tax rate through 2007. As the Company begins to build new production facilities in Thailand, it has applied for and received similar tax-free status for these operations.

The Company's medical glove distributor customers do not bill third-party reimbursement sources separately for purchases of the Company's gloves. Consequently, the timing and effect of third-party payments to hospitals and clinics do not have a material effect on the Company's operations or liquidity.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 1997

Net sales for the three months ended June 30, 1998 were $58,642,000 which represents a 30.5% increase over net sales of $44,948,000 for the same period in 1997. The predominant causes for the sales growth were an increase in unit volumes sold and the shift in product mix to higher priced powder-free gloves in the 1998 period as compared to the 1997 period.

Cost of goods sold increased 11.1% from $25,109,000 for the three month period ended June 30, 1997 to $27,890,000 for the three months ended June 30, 1998. As a percentage of net sales, cost of goods sold decreased from 55.9% for the three months ended June 30, 1997 to 47.6% for the same period in 1998. This decrease in cost of goods sold as a percentage of net sales was attributable to the continued shift of production to Thailand's lower-cost manufacturing facility. In addition, the Company's gross profit margin was favorably impacted in 1998 due to the positive effects of the devaluation of the currencies in Malaysia and Thailand. As a result of the above factors, gross profits increased 55.0% from $19,839,000 for the three months ended June 30, 1997 to $30,752,000 for the three months ended June 30, 1998.

Selling expenses increased 29.2% from $4,752,000 for the three months ended June 30, 1997 to $6,141,000 for the three months ended June 30, 1998. As a percentage of net sales, selling expenses decreased slightly from 10.6% for the three months ended June 30, 1997 to 10.5% for the same period in 1998.

Research and development expenses increased 74.8% from $961,000 for the three months ended June 30, 1997 to $1,679,000 for the three months ended June 30, 1998. As a percentage of net sales, these expenses increased from 2.1% for the three months ended June 30, 1997 to 2.9% for the three months ended June 30, 1998. The increase in research and development expenses as a percentage of net sales pertains primarily to increased compensation costs for research and development personnel.

General and administrative expenses increased 63.8% from $3,744,000 for the three months ended June 30, 1997 to $6,130,000 for the three months ended June 30, 1998. As a percentage of net sales, general and administrative expenses increased from 8.3% for the 1997 period to 10.5% for the 1998 period. The increase in general and administrative expenses as a percentage of net sales was caused primarily by increased costs associated with the Company's efforts to improve and streamline its information technology systems and services. An additional factor can be attributed to costs and expenses associated with the Company's acquisition of AQL.

Income from operations increased 61.8% from $10,382,000 for the three months ended June 30, 1997 to $16,802,000 for the three months ended June 30, 1998. Operating margins increased from 23.7% in the 1997 period to 28.7% in the 1998 period.

Interest expense (income), net, changed from $140,000 of interest income for the three months ended June 30, 1997 to $123,000 of interest expense for the three months ended June 30, 1998, primarily due to the fact that in 1998 the Company had incurred interest expense on debt outstanding during the period. In 1997, the Company had no debt outstanding and generated investment returns on its cash balances.

Other expense, net, decreased from $206,000 for the three months ended June 30, 1997 to $16,000 for the three months ended June 30, 1998. The decrease in other expense was due substantially to losses experienced from foreign currency transactions in the Company's European subsidiaries in the three months ended June 30, 1997. The Company did not experience significant net gains or losses from foreign currency transactions for the three months ended June 30, 1998.

Income taxes increased from $1,113,000 for the three months ended June 30, 1997 to $1,666,000 for the three months ended June 30, 1998. The income tax provisions recorded in both 1997 and 1998 remain less than statutory rates due primarily to the foreign tax free status.

Net income increased 63.0% from $9,203,000 for the three months ended June 30, 1997 to $14,997,000 for the three months ended June 30, 1998 due to the foregoing factors.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Net sales for the six months ended June 30, 1998 were $111,938,000 which represents a 30.0% increase over net sales of $86,116,000 for the same period in 1997. The predominant causes for the sales growth were an increase in unit volumes sold and the shift in product mix to higher priced powder-free gloves in the 1998 period as compared to the 1997 period.

Cost of goods sold increased 11.5% from $47,846,000 for the six month period ended June 30, 1997 to $53,344,000 for the six months ended June 30, 1998. As a percentage of net sales, cost of goods sold decreased from 55.6% for the six months ended June 30, 1997 to 47.7% for the same period in 1998. This decrease in cost of goods sold as a percentage of net sales was attributable to the continued shift of production to Thailand's lower-cost manufacturing facility. In addition, the Company's gross profit margin was favorably impacted in 1998 due to the positive effects of the devaluation of the currencies in Malaysia and Thailand. As a result of the above, gross profits increased 53.1% from $38,270,000 for the six months ended June 30, 1997 to $58,594,000 for the six months ended June 30, 1998.

Selling expenses increased 28.1% from $9,193,000 for the six months ended June 30, 1997 to $11,772,000 for the six months ended June 30, 1998. As a percentage of net sales, selling expenses decreased slightly from 10.7% for the six months ended June 30, 1997 to 10.5% for the same period in 1998.

Research and development expenses increased 121.7% from $1,586,000 for the six months ended June 30, 1997 to $3,514,000 for the six months ended June 30, 1998. As a percentage of net sales, these expenses increased from 1.8% for the six months ended June 30, 1997 to 3.1% for the six months ended June 30, 1998. The increase in research and development expenses as a percentage of net sales is primarily due to an increase in the number of research and development personnel, an increase in other compensation expenses and costs totaling approximately $700,000 associated with research related to the Company's outstanding product liability claims.

General and administrative expenses increased 65.7% from $7,272,000 for the six months ended June 30, 1997 to $12,051,000 for the six months ended June 30, 1998. As a percentage of net sales, general and administrative expenses increased from 8.4% for the 1997 period to 10.8% for the 1998 period. The increase in general and administrative expenses as a percentage of net sales pertains primarily to increased costs associated with the Company's efforts to improve and streamline its information technology systems and services as well as increased compensation costs.

Income from operations increased 54.6% from $20,219,000 for the six months ended June 30, 1997 to $31,257,000 for the six months ended June 30, 1998. Operating margins increased from 23.5% in the 1997 period to 27.9% in the 1998 period.

Interest expense (income), net, decreased from $333,000 of interest income for the six months ended June 30, 1997 to $160,000 of interest income for the six months ended June 30, 1998, and is primarily due to the fact that in 1998 the Company had incurred interest expense on debt outstanding during the period. In 1997, the Company had no debt outstanding and generated investment returns on its cash balances.

Other expense, net, changed from $625,000 of other expense for the six months ended June 30, 1997 to $40,000 of other income for the six months ended June 30, 1998. The change in other expense was due substantially to losses experienced from foreign currency transactions in the Company's European subsidiaries in the six months ended June 30, 1997. The Company did not experience significant net gains and losses from foreign currency transactions for the six months ended June 30, 1998.

Income taxes increased from $2,234,000 for the six months ended June 30, 1997 to $3,146,000 for the six months ended June 30, 1998. The income tax provisions recorded in both 1997 and 1998 remain less than statutory rates due primarily to the foreign tax free status.

Net income increased 60.0% from $17,693,000 for the six months ended June 30, 1997 to $28,311,000 for the six months ended June 30, 1998 due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations generated approximately $26,176,000 and $27,305,000 of cash during the six months ended June 30, 1998 and 1997, respectively. Further, during the six months ended June 30, 1998 and 1997, the Company acquired or constructed capital assets of approximately $26,664,000 and $17,121,000, respectively, primarily all of which were for the expansion of the Company's foreign manufacturing operations.

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

In addition, the Company is currently building a latex concentrate plant in Thailand. The output of the plant will supply latex concentrate to the Company's factories in Thailand and Malaysia for the manufacture of its disposable latex gloves. The Company began initial production of latex concentrate in the third quarter of 1997 and expects the final phase of construction of its latex concentrate plant to be completed within two years. The Company anticipates that this construction will be funded with internally generated cash. This plant will allow the Company to integrate its manufacturing processes to gain better control over the quality, cost and reliability of latex supplies.

In April 1997, the Company announced plans for the expansion of its Southeast Asian manufacturing operations in order to meet the continued strong demand and anticipated future demand for its latex and synthetic medical examination, surgical and high-technology and scientific gloves. The Company's expansion plans over the next year include the construction of an additional building and related machinery at the Company's existing Thai facility. Additionally, the Company also plans to construct a second manufacturing facility to be located in southern Thailand that is expected to produce latex and synthetic surgical, high-technology and scientific and examination gloves. Construction of this site began in the second half of 1997 after approval by the Thailand Board of Investment. Four production buildings are expected to be constructed on this site. One of these buildings will house the expansion of the Company's Tactylon(R) synthetic examination and surgical glove and the Company's nitrile glove production and is scheduled to be completed during the second half of 1998. The first machine in this building is expected to increase by over 200 percent the production capacity of the Tactylon(R) product line in comparison to the existing facility which is located in Vista, California. The second building will be constructed to provide additional capacity for the production of the Company's surgical and clean-room glove products. Production is scheduled to begin in the fourth quarter of 1998. In the interim, these products will continue to be manufactured at the Company's Malaysia and Vista, California facilities. An additional two buildings will be constructed to house the Company's increased capacity for latex examination, scientific, synthetic and surgical gloves. Production is scheduled to begin in 1999. The new buildings, machines and supporting infrastructure are expected to cost approximately $80 million in the aggregate. The significant investment by the Company in its manufacturing operations is expected to increase the Company's annualized production capacity from approximately 3.5 billion gloves to approximately 5.5 billion gloves. Financing for the total capital expenditures for the two-year period is projected to come from internally generated funds, with any shortfalls to be financed through borrowings from the credit facilities.

In February 1998, the Company completed the acquisition of AQL, a California-based marketer of glove products for the high-technology and scientific markets. The Company paid for this acquisition with internally generated cash. The Company changed the name of AQL to Safeskin Scientific Corporation.

The Company has an unsecured two-year credit facility for financing general working capital needs, up to a maximum of $40,000,000 in borrowings. As of June 30, 1998, there was $16,000,000 outstanding under this credit facility.

The Company's foreign manufacturing subsidiaries have revolving lines of credit for financing general working capital needs up to approximately $8,400,000. As of June 30, 1998, there were no borrowings outstanding under these credit facilities. These borrowings are collateralized by all assets of the subsidiaries and are further supported by a guarantee of the Company.

In July 1997, the Thai baht and Malaysian ringgit were permitted to float against the U.S. dollar and other currencies, and as a result, the baht and ringgit have devalued from approximately 24.7 bahts/dollar and 2.52 ringgits/dollar, as of June 30, 1997 to approximately 48.15 bahts/dollar and
3.89 ringgits/dollar as of December 31, 1997, respectively. The significant devaluation in both the Thailand and Malaysian currencies has resulted in an increased amount of foreign currency transaction net gains, which are included in other income, and an increased amount of foreign currency translation adjustments, which are recorded as other comprehensive income. As of June 30, 1998, the Thailand baht and Malaysian ringgit were approximately 42.2 bahts/dollar and 4.13 ringgits/dollar. The Company has not experienced significant foreign currency transaction net gains and losses in 1998. Nevertheless, the Company has experienced an increased amount of foreign currency translation adjustments in 1998. The devaluation of the baht and ringgit may cause the Company's competitive environment to improve. It is not possible at this time to determine what effect the devaluation will have upon pricing or costs, but management believes the devaluation will not have a material adverse effect and may have a continued positive impact upon the Company's operating results for 1998 and beyond.

SUBSEQUENT EVENTS

The Company on July 30, 1998, through its subsidiary Safeskin (B.V.I.) Limited ("Safeskin BVI"), entered into and closed a credit agreement for a $100.0 million loan facility (the "BVI Facility") with Union Bank of California, N.A., as Agent. The BVI Facility is secured by a first priority lien on the Common Stock of the Company purchased by Safeskin BVI, a first priority lien on all the assets of Safeskin BVI and a first priority pledge of the capital stock and beneficial interest in Safeskin Corporation (Thailand) Limited. Safeskin BVI may elect for interest on the BVI Facility to accrue at a rate per annum equal to either (i) the base rate plus 0.25% or (ii) LIBOR plus 1.75%. The BVI Facility matures six months after closing, with all principal and interest due on such date.

In addition, On July 30, 1998, the Company signed a credit agreement with Union Bank of California, N.A., as Agent, for a $100.0 million, term loan facility and a $40.0 million revolving line of credit facility, the closing of which is subject to numerous conditions.

LEGAL PROCEEDINGS

Since May 1995, 159 actively pending product liability lawsuits seeking monetary damages have been filed in federal and state courts against the Company, and other manufacturers of latex gloves. On February 26, 1997, the Judicial Panel on Multi-District Litigation entered an order transferring all latex allergy lawsuits brought by healthcare workers against the Company and other latex glove manufacturers in the Federal courts to the Federal district court in Philadelphia, consolidating those cases, and other pending and future Federal court latex allergy lawsuits, for discovery management and other pre-trial proceedings.

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

The most important factors that could prevent the Company from achieving its goals--and cause the assumptions underlying forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements--include, but are not limited to, the following:

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

                           PART II: OTHER INFORMATION


ITEM 4.        Submission of Matters to a Vote of Security Holders

     On May 6, 1998, at the Company's annual meeting, the shareholders reelected each of the following six directors, with the following votes:

          NAME                 VOTES FOR        VOTES WITHHELD
          ----                 ---------        --------------
     Irving Jaffe             49,862,724            202,312
     Cam L. Garner            49,863,800            201,236
     Neil K. Braverman        49,863,600            201,436
     Richard Jaffe            49,863,800            201,236
     Howard L. Shecter        49,863,800            201,236
     Joseph Stemler           49,863,800            201,236

In addition, the shareholders approved a proposal to grant 1,200,000 performance stock options to the Company's Chief Executive Officer. The second proposal received the following votes: for 26,367,678; against 14,031,130; abstain 329,444 and broker non-votes 9,336,784.

ITEM 6.        Exhibits and Reports on Form 8-K

(a)     Exhibits


        EXHIBIT       DESCRIPTION
        -------       -----------
        10.43         Amended and Restated Loan Agreement between Safeskin
                      Corporation and Union  Bank of California, N.A., dated
                      May 4, 1998

        11            Statement re: Computation of per share earnings


(b)     Reports on Form 8-K

        None.

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      SAFESKIN CORPORATION



Date: August 14, 1998                 By:  /s/ David L. Morash
                                          ------------------------------------
                                           David L. Morash, Executive Vice-
                                           President, Chief Financial Officer