Form 10-Q
period 1998-09-30
SAFESKIN CORP
filed 1998-11-16
CIK 911636

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

                                       OR

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to ________________

                         Commission file number 0-22726

                              SAFESKIN CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

               Florida                                       59-2617525
               -------                                       ----------
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

         Yes [X]           No  [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at October 31, 1998
Common Stock, par value $0.01 per share                      54,558,517

                              SAFESKIN CORPORATION

                                      INDEX


                                                                            Page Number
                                                                            -----------
PART I:  Financial Information............................................      1

ITEM 1.  Financial Statements.............................................      1

         Condensed Consolidated Balance Sheets at September 30, 1998 and
         December 31, 1997................................................      2

         Condensed Consolidated Statements of Operations for the three
         months ended September 30, 1998 and 1997.........................      3

         Condensed Consolidated Statements of Operations for the nine
         months ended September 30, 1998 and 1997.........................      4

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1998 and 1997.........................      5

         Consolidated Statements of Comprehensive Income for the three
         months ended September 30, 1998 and 1997.........................      6

         Consolidated Statements of Comprehensive Income for
         the nine months ended September 30, 1998 and 1997 ...............      7

         Notes to Condensed Consolidated Financial Statements.............      8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................      10


PART II: Other Information................................................      23

ITEM 6.  Exhibits and Reports on Form 8-K.................................      23

         SIGNATURES.......................................................      24

                          PART I: FINANCIAL INFORMATION




ITEM 1.  Financial Statements


         INDEX                                                                  PAGE
         -----                                                                  ----
         Condensed Consolidated Balance Sheets at September 30, 1998
         and December 31, 1997................................................    2

         Condensed Consolidated Statements of Operations for
         the three months ended September 30, 1998 and 1997...................    3

         Condensed Consolidated Statements of Operations for
         the nine months ended September 30, 1998 and 1997....................    4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1998 and 1997........................    5

         Consolidated Statements of Comprehensive Income for the
         three months ended September 30, 1998 and 1997 ......................    6

         Consolidated Statements of Comprehensive Income for the
         nine months ended September 30, 1998 and 1997 .......................    7

         Notes to Condensed Consolidated Financial Statements.................    8

                              SAFESKIN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                   1998                   1997
                                                                (UNAUDITED)
                                                                -------------         -------------
ASSETS

Current assets:
      Cash and cash equivalents ........................        $  39,198,332         $  23,916,959
      Accounts receivable, net .........................           40,070,349            22,195,828
      Inventory ........................................           34,836,237            21,242,732
      Other current assets .............................            8,953,165             5,692,369
                                                                -------------         -------------

             Total current assets ......................          123,058,083            73,047,888

Property, plant and equipment, net .....................          101,186,324            52,904,271
Intangibles and other assets ...........................           34,648,776            12,568,245
                                                                -------------         -------------

             Total assets ..............................        $ 258,893,183         $ 138,520,404
                                                                =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable .................................        $  11,098,686         $   6,922,540
      Accrued liabilities ..............................           15,150,327            22,924,623
                                                                -------------         -------------

             Total current liabilities .................           26,249,013            29,847,163

Long-term debt .........................................          122,350,959                    --
Deferred income taxes and other liabilities ............            7,558,832             2,094,928
                                                                -------------         -------------

             Total liabilities .........................          156,158,804            31,942,091

Commitments and contingencies

Shareholders' equity:
      Preferred stock; $.01 par value; 10,000,000 shares
           authorized and no shares outstanding ........                   --                    --
      Common stock; $.01 par value; 80,000,000 shares
            authorized; 54,551,567 shares
            and 52,964,224 shares outstanding ..........              545,516               529,642
      Additional paid-in-capital .......................           56,085,319            47,517,453
      Treasury stock; 1,869,900 and 0 shares held ......          (70,432,858)                   --
      Accumulated other comprehensive loss .............          (32,145,562)          (45,687,717)
      Retained earnings ................................          148,681,964           104,218,935
                                                                -------------         -------------

            Total shareholders' equity .................          102,734,379           106,578,313
                                                                -------------         -------------

            Total liabilities and shareholders'
            equity .....................................        $ 258,893,183         $ 138,520,404
                                                                =============         =============


              The accompanying notes are an integral part of these
                        condensed financial statements.

                              SAFESKIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                              1998                  1997
                                                           ------------         ------------
Net sales .........................................        $ 61,567,870         $ 46,897,491

Cost of goods sold ................................          29,595,838           26,632,198
                                                           ------------         ------------

          Gross profit ............................          31,972,032           20,265,293
                                                           ------------         ------------

Operating expenses:
    Selling .......................................           6,737,474            4,313,133
    Research and development ......................           1,371,922              934,394
    General and administrative ....................           7,498,105            4,077,681
                                                           ------------         ------------

          Total operating expenses ................          15,607,501            9,325,208
                                                           ------------         ------------

          Income from operations ..................          16,364,531           10,940,085

Interest expense (income), net ....................             758,145             (211,726)

Other income, net .................................            (875,781)          (1,842,999)
                                                           ------------         ------------

Income before income tax provision ................          16,482,167           12,994,810

Income tax provision ..............................             329,644            1,435,168
                                                           ------------         ------------

Net income ........................................        $ 16,152,523         $ 11,559,642
                                                           ============         ============
Per share amounts:
Earnings per share of common stock
    and common stock equivalents outstanding:
        Basic .....................................        $        .30         $        .22
        Diluted ...................................                 .27                  .20

Weighted average number of shares of common
    stock and common stock equivalents outstanding:
        Basic .....................................          53,534,207           52,360,730
        Diluted ...................................          60,528,350           59,077,039



              The accompanying notes are an integral part of these
                        condensed financial statements.

                              SAFESKIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                               1998                  1997
                                                           -------------         -------------
Net sales .........................................        $ 173,506,301         $ 133,013,441

Cost of goods sold ................................           82,940,251            74,477,935
                                                           -------------         -------------

          Gross profit ............................           90,566,050            58,535,506
                                                           -------------         -------------

Operating expenses:
    Selling .......................................           18,509,596            13,505,623
    Research and development ......................            4,886,141             2,519,819
    General and administrative ....................           19,549,313            11,350,084
                                                           -------------         -------------

          Total operating expenses ................           42,945,050            27,375,526
                                                           -------------         -------------

          Income from operations ..................           47,621,000            31,159,980

Interest expense (income), net ....................              598,479              (544,901)

Other income, net .................................             (915,763)           (1,217,468)
                                                           -------------         -------------

Income before income tax provision ................           47,938,284            32,922,349

Income tax provision ..............................            3,475,255             3,669,099
                                                           -------------         -------------

Net income ........................................        $  44,463,029         $  29,253,250
                                                           =============         =============

Per share amounts:
Earnings per share of common stock
    and common stock equivalents outstanding:
        Basic .....................................        $         .83         $         .56
        Diluted ...................................                  .74                   .50

Weighted average number of shares of common
    stock and common stock equivalents outstanding:
        Basic .....................................           53,274,056            52,088,524
        Diluted ...................................           60,451,759            58,050,467


              The accompanying notes are an integral part of these
                        condensed financial statements.

                              SAFESKIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                    1998                  1997
                                                                -------------         -------------
Cash flows from operating activities:
      Net income .......................................        $  44,463,029         $  29,253,250
      Adjustments to reconcile net income to cash
          provided by operating activities:
           Depreciation and amortization ...............            8,795,714             5,198,523
           Exchange gain ...............................             (453,193)           (8,517,860)
           Loss on disposal of equipment ...............               14,501                39,450
      Changes in operating assets and liabilities:
                Accounts receivable, net ...............          (15,368,251)             (619,228)
                Inventory ..............................          (12,040,695)             (608,819)
                Other assets ...........................           (7,572,955)            1,174,512
                Accounts payable and accrued liabilities           (4,314,071)           16,465,820
                                                                -------------         -------------
           Net cash provided by operating activities ...           13,524,079            42,385,648
                                                                -------------         -------------

Cash flows from investing activities:
      Payments for acquisitions ........................          (14,346,460)          (14,463,092)
      Proceeds from sale of subsidiary .................              574,703                    --
      Purchase of property, plant and equipment ........          (44,465,409)          (25,807,033)
      Proceeds from sale of equipment ..................                   --                24,654
                                                                -------------         -------------
           Net cash used by investing activities .......          (58,237,166)          (40,245,471)
                                                                -------------         -------------

Cash flows from financing activities:
      Increase in long-term debt .......................          122,350,959                    --
      Proceeds from issuance of common stock ...........            7,019,739             3,368,621
      Repurchase of common stock .......................          (70,432,858)                   --
                                                                -------------         -------------
           Net cash provided by financing activities ...           58,937,840             3,368,621
                                                                -------------         -------------

Effect of exchange rate changes on cash ................            1,056,620            (1,556,215)
                                                                -------------         -------------
Net increase in cash and cash equivalents ..............           15,281,373             3,952,583
Cash and cash equivalents at beginning of period .......           23,916,959            16,265,468
                                                                -------------         -------------
Cash and cash equivalents at end of period .............        $  39,198,332         $  20,218,051
                                                                =============         =============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                              SAFESKIN CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                         1998                 1997
                                                      ------------        ------------
Net income ...................................        $ 16,152,523        $ 11,559,642

Other comprehensive income (loss), net of tax:

    Foreign currency translation adjustments..           7,294,106         (27,630,996)
                                                      ------------        ------------

Comprehensive income (loss) ..................        $ 23,446,629        $(16,071,354)
                                                      ============        ============



              The accompanying notes are an integral part of these
                        condensed financial statements.

                              SAFESKIN CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                          1998                1997
                                                      ------------        ------------
Net income ...................................        $ 44,463,029        $ 29,253,250

Other comprehensive income (loss), net of tax:

    Foreign currency translation adjustments..          13,142,155         (25,970,478)
                                                      ------------        ------------

Comprehensive income .........................        $ 57,605,184        $  3,282,772
                                                      ============        ============



              The accompanying notes are an integral part of these
                        condensed financial statements.

                              SAFESKIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of results for the periods indicated. The results of any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 1997. The December 31, 1997 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain amounts have been reclassified in the prior periods to conform with the current year presentation.

2. Inventories at September 30, 1998 consisted of $2,124,000, $1,879,000 and $30,833,000 for raw materials, work in process and finished goods, respectively. At December 31, 1997, inventories consisted of $2,701,000, $690,000 and $17,852,000 for raw materials, work in process and finished goods, respectively.

3. On February 17, 1998, the Company authorized a two-for-one stock split of its common stock to be effective in the form of a stock dividend distributed on April 1, 1998 to shareholders of record at the close of business on February 27, 1998. The holders of the Company's common stock received a stock dividend at the rate of one share of common stock for each share of common stock owned. The stated par value of each share was not changed from $.01. A total of $264,821 was reclassified from the Company's additional paid-in capital account to the Company's common stock account for the period ended December 31, 1997. All share and per share amounts have been retroactively restated to reflect the stock split.

4. The Company is exposed to exchange rate risk when it and certain of its subsidiaries enter into transactions denominated in currencies other than their functional currency. Certain firmly committed transactions are hedged with forward foreign exchange contracts. As exchange rates change, gains and losses on the exposed transactions may be partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings. There were no material forward foreign exchange contracts as of September 30, 1998.

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

The Company's net sales are derived from the sale of finished products, net of contractual allowable rebates and fees provided to distributors and group purchasing organizations for the resale of the Company's products in specific volumes to specified end user customers. The Company estimates allowable rebates on a monthly basis through the analysis of actual sales information from customers, contractual arrangements and historical trends related to actual rebates issued. Cost of goods sold includes all costs to manufacture the finished product plus related costs associated with ocean freight, customs duty, warehousing and product delivery expenses. Selling expenses include salaries for sales and marketing staffs and other related expenses such as sales commissions, and costs associated with travel, trade show participation and advertising. Research and development expenses include salaries for research and development staffs and related expenses for consulting, product testing and travel. General and administrative expenses include salaries for administrative and information technology staffs and related expenses for travel, insurance, facilities, consulting and professional fees. The income tax provision is substantially less than statutory rates as a result of the tax-free status of the Company's foreign manufacturing operations. The Company's existing Thailand manufacturing facilities have been granted tax-free status through 2003 and have been granted a reduced tax rate through 2007. As the Company begins to build new production facilities in Thailand, it has applied for and received similar tax-free status for these operations. The Company's Malaysian manufacturing operations were granted five years of tax-free status which expired on September 30, 1998. The expiration of this tax-free status is not expected to have a material adverse effect upon the Company's operations. During the third quarter of 1998, the Company and two of its subsidiaries implemented a new organizational plan that qualified under Section 351 of the Internal Revenue Code. As a result of this organizational plan, the Company anticipates that its provision for U.S. income taxes for the next three to five years could be lower than it would have been had the organizational plan not qualified under Section 351 of the Code.

The Company's medical glove distributor customers do not bill third-party reimbursement sources separately for purchases of the Company's gloves. Consequently, the timing and effect of third-party payments to hospitals and clinics do not have a material effect on the Company's operations or liquidity.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Net sales for the three months ended September 30, 1998 were $61,568,000 which represents a 31.3% increase over net sales of $46,897,000 for the same period in 1997. The predominant causes for the sales growth were an increase in unit volumes sold and the shift in product mix to higher priced powder-free gloves in the 1998 period as compared to the 1997 period.

Cost of goods sold increased 11.1% from $26,632,000 for the three month period ended September 30, 1997 to $29,596,000 for the three months ended September 30, 1998. As a percentage of net sales, cost of goods sold decreased from 56.8% for the three months ended September 30, 1997 to 48.1% for the same period in 1998. The Company's gross profit margin was favorably impacted in 1998 due to the positive effects of the devaluation of the currencies in Malaysia and Thailand. In the prior year, the positive effects of the devaluation of the currencies in Malaysia and Thailand did not begin to have a significant favorable impact on the Company's gross profit margin until the fourth quarter 1997. In addition, the decrease in cost of goods sold as a percentage of net sales was attributable to the continued shift of production to Thailand's lower-cost manufacturing facility and to the shift of product mix to higher margin powder-free gloves in 1998. As a result of the above factors, gross profits increased 57.8% from $20,265,000 for the three months ended September 30, 1997 to $31,972,000 for the three months ended September 30, 1998.

Selling expenses increased 56.2% from $4,313,000 for the three months ended September 30, 1997 to $6,738,000 for the three months ended September 30, 1998. As a percentage of net sales, selling expenses increased slightly from 9.2% for the three months ended September 30, 1997 to 10.9% for the same period in 1998. The increase in selling expenses as a percentage of net sales pertains primarily to increased costs and expenses related to the Company's efforts to expand its business in high-technology and scientific markets.

Research and development expenses increased 46.8% from $934,000 for the three months ended September 30, 1997 to $1,372,000 for the three months ended September 30, 1998. As a percentage of net sales, these expenses increased slightly from 2.0% for the three months ended September 30, 1997 to 2.2% for the three months ended September 30, 1998.

General and administrative expenses increased 83.9% from $4,077,000 for the three months ended September 30, 1997 to $7,498,000 for the three months ended September 30, 1998. As a percentage of net sales, general and administrative expenses increased from 8.7% for the 1997 period to 12.2% for the 1998 period. The increase in general and administrative expenses as a percentage of net sales was caused primarily by increased costs associated with the Company's efforts to improve and streamline its information technology systems and services. Additional factors include increased product liability costs and related legal expenses associated with the Company's pending product liability lawsuits, increased compensation costs and increased costs associated with the Company's acquisition of AQL.

Income from operations increased 49.6% from $10,941,000 for the three months ended September 30, 1997 to $16,364,000 for the three months ended September 30, 1998. Operating margins increased from 23.3% in the 1997 period to 26.7% in the 1998 period.

Interest expense (income), net, changed from $211,000 of net interest income for the three months ended September 30, 1997 to $758,000 of net interest expense for the three months ended September 30, 1998, primarily due to the fact that in 1998 the Company had incurred interest expense on debt outstanding during the period. In 1997, the Company had no debt outstanding and generated investment returns on its cash balances.

Other income, net, decreased from $1,843,000 for the three months ended September 30, 1997 to $875,000 for the three months ended September 30, 1998. The Company experienced significant foreign currency transaction gains, net of hedging contracts, in the Company's Malaysian and Thailand subsidiaries for the three months ended September 30, 1997, due primarily to the significant devaluation of both the ringgit and baht in the prior year period. In 1998, the Company experienced foreign currency transaction gains, net of hedging contracts, primarily in its European and Thailand subsidiaries. The gains experienced from foreign currency transactions, net of hedging contracts, in 1998 were not as significant as in the prior year.

Income taxes decreased from $1,435,000 for the three months ended September 30, 1997 to $329,000 for the three months ended September 30, 1998. The income tax provisions recorded in both 1997 and 1998 remain less than statutory rates due primarily to the tax-free status of the Company's foreign manufacturing operations.

Net income increased 39.7% from $11,560,000 for the three months ended September 30, 1997 to $16,152,000 for the three months ended September 30, 1998 due to the foregoing factors.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net sales for the nine months ended September 30, 1998 were $173,506,000 which represents a 30.4% increase over net sales of $133,013,000 for the same period in 1997. The predominant causes for the sales growth were an increase in unit volumes sold and the shift in product mix to higher priced powder-free gloves in the 1998 period as compared to the 1997 period.

Cost of goods sold increased 11.4% from $74,478,000 for the nine month period ended September 30, 1997 to $82,940,000 for the nine months ended September 30, 1998. As a percentage of net sales, cost of goods sold decreased from 56.0% for the nine months ended September 30, 1997 to 47.8% for the same period in 1998. The Company's gross profit margin was favorably impacted in 1998 due to the positive effects of the devaluation of the currencies in Malaysia and Thailand. In the prior year, the positive effects of the devaluation of the currencies in Malaysia and Thailand did not begin to have a significant favorable impact on the Company's gross profit margin until the fourth quarter 1997. In addition, the decrease in cost of goods sold as a percentage of net sales was attributable to the continued shift of production to Thailand's lower-cost manufacturing facility and to the shift of product mix to higher margin powder-free gloves in 1998. As a result of the above, gross profits increased 54.7% from $58,535,000 for the nine months ended September 30, 1997 to $90,566,000 for the nine months ended September 30, 1998.

Selling expenses increased 37.1% from $13,505,000 for the nine months ended September 30, 1997 to $18,510,000 for the nine months ended September 30, 1998. As a percentage of net sales, selling expenses increased from 10.2% for the nine months ended September 30, 1997 to 10.7% for the same period in 1998. The increase in selling expenses as a percentage of net sales pertains primarily to increased costs and expenses related to the Company's efforts to expand its business in high-technology and scientific markets.

Research and development expenses increased 93.9% from $2,520,000 for the nine months ended September 30, 1997 to $4,886,000 for the nine months ended September 30, 1998. As a percentage of net sales, these expenses increased from 1.9% for the nine months ended September 30, 1997 to 2.8% for the nine months ended September 30, 1998. The increase in research and development expenses as a percentage of net sales is primarily due to an increase in the number of research and development personnel, an increase in other compensation expenses and costs totaling approximately $600,000 associated with research related to the Company's outstanding product liability claims.

General and administrative expenses increased 72.2% from $11,350,000 for the nine months ended September 30, 1997 to $19,549,000 for the nine months ended September 30, 1998. As a percentage of net sales, general and administrative expenses increased from 8.5% for the 1997 period to 11.3% for the 1998 period. The increase in general and administrative expenses as a percentage of net sales pertains primarily to increased costs associated with the Company's efforts to improve and streamline its information technology systems and services. Additional factors include increased compensation costs, increased legal and other related costs associated with product liability lawsuits and costs and expenses associated with the Company's acquisition of AQL.

Income from operations increased 52.8% from $31,160,000 for the nine months ended September 30, 1997 to $47,621,000 for the nine months ended September 30, 1998. Operating margins increased from 23.4% in the 1997 period to 27.5% in the 1998 period.

Interest expense (income), net, changed from $545,000 of net interest income for the nine months ended September 30, 1997 to $599,000 of net interest expense for the nine months ended September 30, 1998, and is primarily due to the fact that in 1998 the Company had incurred interest expense on debt outstanding during the period. In 1997, the Company had no debt outstanding and generated investment returns on its cash balances.

Other income, net, decreased from $1,217,000 of other income for the nine months ended September 30, 1997 to $916,000 of other income for the nine months ended September 30, 1998. The Company experienced significant foreign currency transaction gains, net of hedging contracts, in the Company's Malaysian and Thailand subsidiaries for the nine months ended September 30, 1997. In 1998, the Company experienced foreign currency transaction gains, net of hedging contracts, primarily in its European subsidiaries. The gains experienced from foreign currency transactions, net of hedging contracts, in 1998 were not as significant as in the prior year.

Income taxes decreased from $3,669,000 for the nine months ended September 30, 1997 to $3,475,000 for the nine months ended September 30, 1998. The income tax provisions recorded in both 1997 and 1998 remain less than statutory rates due primarily to the tax-free status of the Company's foreign manufacturing operations.

Net income increased 52.0% from $29,253,000 for the nine months ended September 30, 1997 to $44,463,000 for the nine months ended September 30, 1998 due to the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations generated approximately $13,524,000 and $42,386,000 of cash during the nine months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998, the Company experienced increased accounts receivable and inventory levels compared to the prior year. In 1998, the Company has expanded its production capacity by approximately 57 percent which has enabled the Company to eliminate customer allocation caused by capacity constraints during 1997 and the first half of 1998. While the Company's products were being allocated to certain customers, the Company's sales force was engaged in maintaining customer relationships and was not focused on generating new business. At the end of the second quarter of 1998, the Company's sales force resumed its focus on generating new business as well as re-establishing its relationships with former customers who did not receive product during this allocation period. As a result of the sales cycle time associated with generating this new business, much of the Company's sales growth occurred late in the third quarter of 1998 and was a primary factor associated with the significant increase in the Company's accounts receivable levels as compared to the prior year. During the month of October 1998, collections on accounts receivable were strong; considerably reducing the Company's outstanding accounts receivable.

Further, during the nine months ended September 30, 1998 and 1997, the Company acquired or constructed capital assets of approximately $44,465,000 and $25,807,000, respectively, primarily for the expansion of the Company's foreign manufacturing operations.

During 1997, the Company completed construction and began operating the first of its three new production lines located in its Thailand facility, referred to by the Company as the "Grand Master(TM)." The two additional production lines began operating in the first quarter of 1998. The Company's management believes that a single "Grand Master(TM)" production line has the highest capacity of any glove production line in the world, equivalent in capacity to approximately eight of the existing production lines in this facility. The construction of these production lines has been funded with internally generated cash.

In addition, the Company is currently building a latex concentrate plant in Thailand. The Company began initial production of latex concentrate at this plant in the third quarter of 1997 and expects the final phase of construction to be completed in 1999. The output of the plant currently supplies approximately 70% of the latex concentrate required by the Company's factories in Thailand and Malaysia for the manufacture of its disposable latex gloves. This plant allows the Company to integrate its manufacturing processes to gain better control over the quality, cost and reliability of latex supplies. The Company anticipates that this construction will be funded with internally generated funds and borrowings under the credit facilities.

In April 1997, the Company announced plans for the expansion of its Southeast Asian manufacturing operations in order to meet the continued strong demand and anticipated future demand for its latex and synthetic medical examination, surgical and high-technology and scientific gloves. In conjunction with these plans, the Company completed construction of an additional building and 22 high speed machines at the Company's existing Thai facility in September 1998. Additionally, the Company plans to construct a second manufacturing facility to be located in southern Thailand that is expected to produce latex and synthetic surgical, high-technology and scientific and examination gloves. Construction of this site began in the second half of 1997 after approval by the Thailand Board of Investment. Four production buildings are expected to be constructed on this site. One of these buildings will house the expansion of the Company's Tactylon(R) synthetic examination and surgical glove and the Company's nitrile glove production. Production of nitrile gloves in this building began in the fourth quarter of 1998, while production of the Tactylon(R) gloves is expected to begin in the next few months. The first machine in this building is expected to increase by over 200 percent the production capacity of the Tactylon(R) product line in comparison to the existing facility which is located in Vista, California. The second building will be constructed to provide additional capacity for the production of the Company's surgical and clean-room glove products. Production of the second building is scheduled to begin in the fourth quarter of 1998. In the interim, these products will continue to be manufactured at the Company's Malaysia and Vista, California facilities. An additional two buildings will be constructed to house the Company's increased capacity for latex examination, scientific, synthetic and surgical gloves. Production of buildings three and four is scheduled to begin in 1999. The new buildings, machines and supporting infrastructure are expected to cost approximately $80 million in the aggregate. The significant investment by the Company in its manufacturing operations is expected to increase the Company's annualized production capacity from approximately 3.5 billion gloves to approximately 5.5 billion gloves. Financing for the total capital expenditures for the two-year period is projected to come from internally generated funds, with any shortfalls to be financed through borrowings from the credit facilities.

In the fourth quarter of 1998, the Company intends to begin construction of a facility in southern Thailand designed to manufacture boxes and ceramic hand formers. This facility will allow the Company to further integrate its manufacturing operations to gain better control over the quality, cost and reliability of these products. This facility is expected to commence production in May 1999 and is expected to produce approximately eighty percent of the Company's supplies requirements for these products. The total expected costs for the construction of these facilities will be approximately $7 million.

In February 1998, the Company completed the acquisition of AQL, a California-based marketer of glove products for the high-technology and scientific markets. The Company paid for this acquisition with internally generated cash. The Company has changed the name of AQL to Safeskin Scientific Corporation.

The Company has an unsecured two-year credit facility for financing general working capital needs, up to a maximum of $40,000,000 in borrowings (the "Credit Facility"). As of September 30, 1998, there was approximately $22,000,000 outstanding under the Credit Facility. On July 30, 1998, the Company , through its subsidiary Safeskin (B.V.I.) Limited ("Safeskin BVI"), entered into and closed a credit agreement for a $100 million term loan facility (the "BVI Facility") with Union Bank of California, N.A., as Agent. The BVI Facility is secured by a first priority lien on the Common Stock of the Company purchased by Safeskin BVI, a first priority lien on all the assets of Safeskin BVI and a first priority pledge of the capital stock and beneficial interest in Safeskin Corporation (Thailand) Limited. Safeskin BVI may elect for interest on the BVI Facility to accrue at a rate per annum equal to either (i) the base rate plus 0.25% or (ii) LIBOR plus 1.75%. The BVI Facility matures six months after closing, with all principal and interest due on such date. During the third quarter of 1998, the Company used a majority of the funds from the BVI Facility to repurchase approximately two million shares of its Common Stock. The total cost of the treasury stock acquired related to this share buyback totaled approximately $70,400,000 for the year-to-date period ending September 30, 1998. Borrowings above the cost of the Company's share buyback are being used to finance (i) the Company's ongoing investment in its Thailand facilities where its production capacity is expanding by nearly 60 percent above 1997 levels,
(ii) the Company's working capital requirements and (iii) other general corporate purposes.

In addition, on July 30, 1998, the Company signed an additional credit agreement with Union Bank of California, N.A., as Agent, for a five-year, $100 million term loan and $40 million revolving line of credit facility, the closing of which is subject to numerous conditions. The Company currently intends to close this credit facility prior to the maturity of the BVI Facility. If this facility is closed, the Company will use the proceeds to repay the BVI Facility and the Credit Facility.

The Company's foreign manufacturing subsidiaries have revolving lines of credit for financing general working capital needs up to approximately $9,100,000. As of September 30, 1998, there were no borrowings outstanding under these credit facilities. These borrowings are collateralized by all assets of the subsidiaries and are further supported by a guarantee of the Company.

In July 1997, the Thai baht and Malaysian ringgit were permitted to float against the U.S. dollar and other currencies, and as a result, the baht and ringgit have devalued from approximately 24.7 bahts/dollar and 2.52 ringgits/dollar, as of June 30, 1997 to approximately 48.15 bahts/dollar and
3.89 ringgits/dollar as of December 31, 1997, respectively. The significant devaluation in both the Thailand and Malaysian currencies has resulted in an increased amount of foreign currency transaction net gains, which are included in other income, and an increased amount of foreign currency translation adjustments, which are recorded as other comprehensive income. As of September 30, 1998, the Thailand baht and Malaysian ringgit were approximately 39.0 bahts/dollar and 3.8 ringgits/dollar, respectively. The Company has not experienced significant foreign currency transaction net gains and losses in 1998. The Company has, however, experienced significant foreign currency translation adjustments in 1998. The devaluation of the baht and ringgit may cause the Company's competitive environment to improve. It is not possible at this time to determine what effect the devaluation will have upon pricing or costs, but management believes the devaluation will not have a material adverse effect on the Company's operating results for 1998.

LEGAL PROCEEDINGS

Since May 1995, 184 actively pending product liability lawsuits seeking monetary damages have been filed in federal and state courts against the Company, and other manufacturers of latex gloves. On February 26, 1997, the Judicial Panel on Multi-District Litigation entered an order transferring all latex allergy lawsuits brought by healthcare workers against the Company and other latex glove manufacturers in the Federal courts to the Federal district court in Philadelphia, consolidating those cases, and other pending and future Federal court latex allergy lawsuits, for discovery management and other pre-trial proceedings.

The Company's tax returns for the years ended December 31, 1995 and 1996 are currently being audited by the Internal Revenue Service.

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

        - the Company's ability to successfully develop and introduce new products to the market;

        - risks associated with investments and operations in foreign countries, particularly Thailand and Malaysia, including exchange rate fluctuations, local economic conditions, governmental policies regarding foreign ownership of manufacturing facilities, local regulatory requirements, tax holidays and political factors;

        - the consistent availability, at budgeted prices, of raw rubber from independent growers and latex concentrate from plant operators in Thailand and Malaysia and the available of nitrile;

        - adverse outcomes regarding product liability lawsuits or the ability to obtain sufficient product liability insurance coverage at reasonable rates;

        - delays in the completion of the construction of the Company's new production facilities in Thailand or the failure of these production facilities to generate anticipated productivity and efficiencies;

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

        - changes in the Company's rates or basis of income taxation, including applicable U.S. tax laws and policies governing foreign operations and Section 351 Transactions;

        - the ability of the Company to complete its Year 2000 project and remediate its Year 2000 Issues within the specified time frames or within currently estimated costs; and

        - rapid levels of inflation which could have a significant effect on the Company's net sales and profitability.

These and other risks and uncertainties affecting the Company are discussed in greater detail in this report and in other filings by the Company with the Securities and Exchange Commission.

RISKS ASSOCIATED WITH YEAR 2000

OVERVIEW

        The Year 2000 Issue is the issue of whether information and non-information technology systems will be able to recognize and process date-sensitive information in the year 2000. The Company relies, directly and indirectly, on information technology systems, such as desktop computers, network hardware equipment and applications software, to manage its business data and to perform a variety of administrative services including, accounting, financial reporting, payroll and invoicing. The Company also relies on non-information technology systems including office equipment, security systems, telephone systems and process controllers, to control its manufacturing systems and carry out its day-to-day operations. In addition, third parties material to the Company's operations, such as suppliers, vendors and customers, rely on information and non-information technology systems to manage their businesses. All of these technology systems could potentially be affected by the Year 2000 Issue.

        In order to minimize the risk of Year 2000 related losses, the Company is conducting a comprehensive assessment of its Year 2000 Issue. Perot Systems Corporation has been retained to help the Company (i) identify and update or replace non-Year 2000 compliant information and non-information technology systems that are material to the Company's operations and (ii) develop contingency and business continuation plans in the event that the Company is unable to timely address its Year 2000 Issue.

        The Company's Year 2000 assessment is focusing primarily on four areas: information technology equipment; applications software; non-information technology systems; and third party suppliers and customers. The assessment involves the testing and analyzing of all information technology equipment, applications software and non-information technology systems used by the Company, and the evaluation of the Year 2000 preparedness of third parties critical to the Company's operations. As of October 30, 1998, the Company's Year 2000 assessment in each of these areas was over 90% complete. To date, the assessment has revealed that two of the material applications software on which the Company relies are not Year 2000 compliant. Both of these applications will be replaced in 1999. In early 1998, the Company began to implement a Year 2000 compliant enterprise-wide business systems application. Although the Company installed the application in order to improve the management of its business data, the application will also have the effect of ensuring that a significant percentage of the Company's information technology systems are Year 2000 compliant. The Company expects that this application will be online at the Company's U.S. facilities by January 1999 and at the Southeast Asian manufacturing facilities by the end of the second quarter of 1999.

        The Company has developed preliminary remediation plans for each of the four areas targeted by the Year 2000 assessment. Specifically, non-Year 2000 compliant information technology equipment, including obsolete hardware components and outdated operating systems, BIOS or chip codes, will be updated or replaced, applications software that is not Year 2000 compliant will be converted or replaced by the end of the second quarter of 1999 and any non-information technology systems or processors that are either non-Year 2000 compliant or suspect due to lack of information from the vendor will be replaced. In addition, the Company is currently requesting confirmation that all suppliers and customers material to its operations are, or in within a short period of time are planning to become, Year 2000 compliant.

        The Company expects to approve and begin implementing a final remediation plan for addressing all known Year 2000 Issues by the end of the fourth quarter of 1998. The Company's remediation plan will give priority to those non-Year 2000 compliant technology systems which are material to the Company's operations. Perot Systems Corporation will be handling all remediation efforts, including, if necessary, the replacement of any information technology hardware or software, the upgrading of manufacturing systems and the changing of BIOS or chip codes. Perot Systems will coordinate its remediation efforts with the Company in order to avoid, to the extent possible, disruption of the Company's manufacturing capacity. Contingency plans for all of the Company's known Year 2000 Issues will be finalized by mid-1999.

        The Company will also examine the Year 2000 readiness of any information or non-information technology systems acquired in the future and develop remediation and contingency plans as necessary.

COSTS

        Although the total costs associated with becoming Year 2000 compliant have not been fully identified, the Company does not currently expect the costs of remediating its Year 2000 Issues to be material to its operations, results of operations or financial condition. As of October 30, 1998, the Company has spent approximately $300,000 on Year 2000 Issues, primarily attributable to the cost of conducting the Year 2000 assessment and developing a remediation plan.

        The future cost of identifying and remediating Year 2000 Issues is expected to be at least $800,000. Costs for replacements or modifications that would have been necessary independent of Year 2000 Issues, including the $1.2 million that will be spent to install the new enterprise-wide business applications software at the Company's Asian operation sites, have not included in the Company's Year 2000 cost estimates.

RISKS

        The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Such failures could materially and adversely affect the Company's results of operations and financial condition. In addition, the costs associated with the remediation of the Year 2000 Issues may be significantly higher than Company estimates, depending upon the availability and cost of personnel trained in the remediation of Year 2000 Issues, the ability to locate and correct all relevant computer codes, the ability to obtain timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers and of the infrastructure in those countries in which the Company operates, there can be no assurance that Year 2000 Issues will not have a material impact on the Company's results of operations or financial condition. However, the Company's Year 2000 remediation efforts are expected to significantly reduce the Company's level of uncertainty about the Year 2000 Issue and, in particular, about the Year 2000 compliance and readiness of its material third party suppliers, customers and vendors. Furthermore, the Company believes that, with the implementation of new business systems and the completion of its Year 2000 remediation plan as scheduled, the possibility of significant interruptions of normal operations will be minimal.

                           PART II: OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


         EXHIBIT      DESCRIPTION
         -------      -----------
         10.44        Loan Agreement dated as of July 30, 1998 among Safeskin
                      (B.V.I.) Limited and Union Bank of California, N.A.
         10.45        Revolving/Term Loan Agreement dated as of July 30, 1998
                      among Safeskin Corporation and Union Bank of California, N.A.
         11           Statement re: Computation of per share earnings
         27           Financial Data Schedule

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SAFESKIN CORPORATION


Date: November 16, 1998                By: /s/ David L. Morash
                                           ------------------------------------
                                       David L. Morash, Executive Vice-
                                       President, Chief Financial Officer