Form 10-K
period 1998-12-31
SAFESKIN CORP
filed 1999-04-06
CIK 911636

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                              --------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         Commission file number 0-22726

                              SAFESKIN CORPORATION
             (Exact name of registrant as specified in its charter)

                              --------------------


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

                              --------------------

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

    As of March 26, 1999, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $342,745,262.

    As of March 26, 1999, the number of outstanding shares of Common Stock, par value $.01 per share, of the Registrant was 55,095,209.

                       Documents Incorporated by Reference

    Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1998 fiscal year.

================================================================================

                             TABLE OF CONTENTS PAGE

                                                                                                                              PAGE
                                                                                                                              ----
PART I
Item 1.        Business..................................................................................................        3

Item 2.        Properties................................................................................................       10

Item 3.        Legal Proceedings.........................................................................................       10

Item 4.        Submission of Matters to a Vote of Security Holders.......................................................       11

PART II

Item 5.        Market for the Registrant's Common Equity and Related Shareholder Matters.................................       11

Item 6.        Selected Consolidated Financial Data......................................................................       12

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.....................       14

Item 7A.       Quantitative and Qualitative Disclosure About Market Risk.................................................       23

Item 8.        Financial Statements and Supplementary Data...............................................................       24

Item 9.        Disagreements on Accounting and Financial Disclosures.....................................................       51

PART III

Item 10.       Directors and Executive Officers of the Registrant........................................................       51

Item 11.       Executive Compensation....................................................................................       51

Item 12.       Security Ownership of Certain Beneficial Owners and Management............................................       51

Item 13.       Certain Relationships and Related Transactions............................................................       51

PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................................       51

Signatures...............................................................................................................       55

                                     PART I

ITEM 1. BUSINESS

    Safeskin is a leading developer, manufacturer and marketer of high quality disposable gloves in the United States and believes that it is the world's leading manufacturer of powder-free latex gloves. Safeskin sells its latex and synthetic gloves to the acute care, alternate site, dental, high technology, scientific, and consumer markets. For the past three years, Safeskin has been the market share leader, in both sales dollars and units, of medical examination gloves to acute care facilities (i.e., hospitals) in the United States. Safeskin's gloves are used to prevent the transmission of infectious diseases and to reduce contamination in cleanroom environments. In addition, Safeskin's gloves are designed to maximize tactile sensitivity and comfort while minimizing the risk of any debilitating side effects which may result from prolonged use. Based on information provided by its distributors, Safeskin believes that in 1998 approximately 61% of Safeskin's end user unit sales were to acute care facilities; approximately 26% were to alternate site and dental facilities; and approximately 13% were to the high technology, scientific, and consumer markets.

    Since commencing operations in 1988, Safeskin has developed a broad portfolio of disposable gloves. Safeskin's gloves are made of either natural rubber latex or synthetic materials, such as Tactylon(R) (a proprietary synthetic co-polymer), nitrile (a widely used synthetic co-polymer) and other co-polymers. Safeskin's product portfolio is also segmented by end use. Safeskin manufactures and markets medical examination gloves, surgical gloves and cleanroom and laboratory gloves. The majority of Safeskin's gloves are marketed under the "Safeskin" trade name to enhance market recognition and cultivate brand loyalty. Safeskin also manufactures a small percentage of its gloves under a private label. Safeskin's gloves are manufactured in various sizes and in ambidextrous or hand specific designs. Safeskin continues to develop and market new products, thereby expanding both its product line and markets served.

    In addition to developing new products internally, Safeskin also pursues strategic acquisitions that either extend Safeskin's presence in selected markets or possess attractive proprietary technologies. Safeskin generally expects to realize synergies from such acquisitions by transferring manufacturing to its efficient, low-cost Southeast Asian facilities and by utilizing its dedicated sales force to market new products. In March 1997, Safeskin acquired the synthetic glove business of Tactyl Technologies, Inc. ("Tactyl"), a developer and manufacturer of non-latex surgical gloves for the domestic and international markets. As a result of the Tactyl acquisition, Safeskin began offering Safeskin Tactylon(R) synthetic surgical gloves and has begun developing additional products using the Tactylon(R) synthetic material. In February 1998, Safeskin acquired Absolute Quality Leadership ("AQL"), a developer and marketer of gloves for the high technology and scientific markets. As a result of the AQL acquisition, Safeskin expanded its line of proprietary latex and synthetic glove products for these markets. Safeskin plans to begin manufacturing substantially all of its AQL products in Thailand by the first quarter of 1999.

INDUSTRY

    In 1998, the total U.S. market for disposable gloves was approximately $1.5 billion. Of this amount, the medical glove market was approximately $1.2 billion, according to IMS market data, and is expected to grow 5% annually over the next three years. The growth in the market for medical gloves has largely resulted from increased concerns among healthcare professionals regarding the transmission of infectious diseases, particularly AIDS and hepatitis B. Of the total medical glove market, the market for acute care medical examination gloves was approximately $350 million, and the powder-free segment of the acute care medical examination glove market was approximately $186 million. Safeskin estimates that it has a 25% share of the overall acute care medical examination glove market and a 38% share of the powder-free segment of the acute care medical examination glove market. The high technology and scientific glove markets comprised approximately $273 million of the total U.S. disposable glove market in 1998 and, according to internal management estimates, are expected to grow 9% annually over the next three years. The growth in the market for high technology and scientific gloves has been driven by increased use of cleanroom manufacturing processes which require stringent contamination controls. These manufacturing process require the use of gloves that minimize the number of particles on their surfaces to reduce the risk of contamination. In addition, concerns in all glove markets over the adverse effects of prolonged exposure to high allergen gloves containing latex and powder have led to a shift away from commodity priced powdered latex gloves towards higher quality powder-free latex and synthetic gloves.

    As people began wearing latex gloves more often and for longer periods, there was an increase in irritations to the powder used to make the glove, and in allergic reactions to the water soluble proteins in latex and to the chemicals and other additives used in processing latex and manufacturing gloves. In 1991, the FDA issued a medical alert warning to healthcare professionals about the increased incidences of allergic reactions to latex medical products by both medical personnel and patients. In response to the increase in allergic reactions to latex gloves, glove manufacturers attempted to reduce the amount of powder, latex proteins and chemical allergens in their gloves.

Occupational Safety Health Administration regulations in effect since 1991 require that all employers provide hypoallergenic gloves, glove liners, powderless gloves, or other similar alternatives to those employees who are allergic to the gloves normally provided.

PRODUCTS

    Safeskin manufactures and markets medical examination gloves, surgical gloves, cleanroom and laboratory gloves. Safeskin's gloves are used to prevent the transmission of infectious diseases and to reduce contamination in cleanroom environments. In addition, Safeskin's gloves are designed to maximize tactile sensitivity and comfort while minimizing the risk of any debilitating side effects which may result from prolonged use.

MEDICAL EXAMINATION GLOVES

- Powder-Free Latex Gloves. In 1990, Safeskin introduced its first powder-free latex examination glove. Safeskin currently manufactures and markets several types of powder-free examination gloves with various textures and lengths. Medical examination gloves are manufactured utilizing a proprietary process that makes them easy to don and remove without the need for corn starch powder. The lack of powder makes the gloves more desirable to wearers who may develop reactions to prolonged use of powdered gloves. In addition, powder free gloves eliminate airborne powder which may cause distress to respiratory and neonatal patients. Safeskin sells powder-free latex examination gloves to acute site facilities, alternate site facilities and scientific laboratories. According to market studies, in 1998, end users typically paid between $.05 and $.12 per glove for powder-free latex examination gloves.

- Lightly Powdered Latex Gloves. In 1988, Safeskin introduced its lightly powdered latex examination glove. The lightly powdered glove is Safeskin's lowest priced glove. "Lightly Powdered" refers to the corn starch powder added to the inside of the glove in order to make it easier to don and remove. Safeskin sells its lightly powdered latex gloves primarily to acute care facilities; alternate site facilities, such as nursing homes, clinics and physician offices; dental offices; and the consumer market. According to market studies, in 1998, end users typically paid between $.03 and $.07 per glove for lightly powdered latex examination gloves.

- Powder-Free Nitrile Gloves. In 1997, Safeskin introduced its nitrile examination glove. These gloves are made out of a material called nitrile, a synthetic co-polymer that contains no latex. The nitrile medical examination glove provides an alternative for individuals allergic to latex. This glove is powder-free and manufactured with reduced chemical levels. In addition, the nitrile glove is easy to don, comfortable to wear for extended periods, durable and designed to be soft, odor-free, and non-sticky. Safeskin sells nitrile examination gloves to acute care facilities, alternate site facilities and scientific laboratories. According to market studies, in 1998, end users typically paid between $.06 and $.12 per glove for powder-free nitrile examination gloves.

SURGICAL GLOVES

- Powder-Free Latex Surgical Gloves. In 1996, Safeskin introduced a sterile, powder-free latex surgical glove, the Safeskin 2000(TM), which was designed to meet the more rigorous demands of the operating room environment. The Safeskin 2000(TM) surgical glove is non-pyrogenic, reducing the risk of endotoxin contamination of surgical sites. In addition, powder-free gloves eliminate complications which could be caused by powder entering open wounds. Safeskin sells powder-free latex surgical gloves to acute care facilities. According to market studies, in 1998, end users typically paid between $.85 and $1.85 per pair for powder-free surgical gloves.

- Tactylon(R) Surgical Gloves. In 1997, Safeskin acquired the synthetic glove business of Tactyl and began offering Tactylon(R) synthetic surgical gloves. Tactylon(R) synthetic surgical gloves are constructed from a patented synthetic thermoplastic elastomer technology developed to address the needs of healthcare professionals and patients who are sensitive to latex. Safeskin's management believes that the Tactylon(R) synthetic surgical glove strategically complements Safeskin's powder-free latex surgical glove by permitting Safeskin to be able to offer surgeons the choice of either a latex or a synthetic glove. According to market studies, in 1998, end users typically paid between $1.55 and $2.50 per pair for synthetic surgical gloves.

HIGH TECHNOLOGY AND SCIENTIFIC GLOVES

- Latex Cleanroom Gloves. In 1992, Safeskin introduced its first cleanroom latex glove. Cleanroom gloves are designed, processed and packaged to meet the stringent contamination control requirements of the microelectronics industry, including the semiconductor and disk drive segments, and the health technologies industry, including the pharmaceutical, medical device and biomedical segments. These glove products minimize the introduction of sub-micron particulate contamination and chemical extractable contamination into the end user's environment. Safeskin currently manufactures and markets numerous types of sterile and non-sterile cleanroom gloves. According to Safeskin's estimates, in 1998, end users typically paid between $.17 and $.78 per pair for cleanroom latex gloves.

- Latex Laboratory Gloves. In 1998, as a result of its acquisition of AQL, Safeskin began offering powder-free latex gloves designed specifically for laboratories. Certain of these latex gloves are also polymer coated to enhance donning and grip characteristics. According to Safeskin's estimates, in 1998 end users typically paid between $.08 and $.30 per pair for laboratory latex gloves.

- Synthetic Cleanroom and Laboratory Gloves. In 1995, Safeskin introduced its first synthetic glove for the high technology and scientific markets. Safeskin currently manufactures and markets numerous types of synthetic cleanroom and laboratory gloves made of nitrile and other co-polymers. These gloves are manufactured from synthetic materials which improve contamination control performance, enhance resistance to various chemicals and solvents and eliminate natural rubber protein antigens. According to Safeskin's estimates, in 1998 end users in the high technology and scientific fields typically paid between $.18 and $.85 per pair for non-vinyl, powder-free synthetic cleanroom and laboratory gloves.

RESEARCH AND DEVELOPMENT

    Safeskin's research and development expenses were approximately $6,347,000 in 1998, $3,504,000 in 1997, and $2,209,000 in 1996. Safeskin expects these costs to increase as Safeskin increases the number of new products it introduces. Safeskin's research and development efforts are focused on both developing new products and improving its manufacturing facilities and processes. Safeskin's product research and development seeks to: (i) address the needs of the synthetic glove market for lower cost and higher quality synthetic gloves and (ii) expand Safeskin's product line for the high technology and scientific markets. Safeskin's manufacturing research and development is directed toward designing and constructing new production lines that will meet Safeskin's increasing capacity and quality demands. In addition, Safeskin continues to dedicate resources to the research and development of other disposable protective products. There can be no assurance that these new products or processes will be successfully developed, will be cleared by the FDA, will gain market acceptance, will command pricing levels acceptable to Safeskin or will meet the demands of the market.

SALES AND MARKETING

    Safeskin sells its latex and synthetic gloves to the acute care, alternate site, dental, high technology, scientific and consumer markets. Based on information provided by its distributors, Safeskin believes that in 1998, approximately 61% of Safeskin's end user unit sales were to acute care facilities; approximately 26% were to alternate site and dental facilities; and approximately 13% were to the high technology, scientific, and consumer markets.

MEDICAL MARKET

    Safeskin's sales and marketing activities in the medical products area are directed at three groups: (i) medical personnel who are the actual end users of gloves, (ii) group purchasing organizations ("GPOs") and integrated healthcare networks and (iii) medical distributors. As of December 31, 1998, Safeskin had 47 sales representatives and 6 nurse consultants in the United States who market to end users at acute care and alternate site facilities. Purchasing decisions by healthcare systems are customarily made by a clinical staff committee which evaluates potential products based on quality criteria, such as effectiveness, durability and likelihood to cause dermatitis, as well as price and value. Safeskin's sales representatives work with healthcare personnel to ensure that Safeskin's products are considered in the purchasing process and that their comparative advantages are known by the committee. Education is an integral part of the sales approach to end users. Consequently, sales representatives and nurse consultants are specifically trained and certified to conduct continuing education programs for healthcare personnel. Sales representatives must possess at least five years of previous medical sales experience and are paid salaries plus performance-based commissions. As of December 31, 1998, Safeskin's gloves were used in over 4,200 hospitals and 23,000 alternate site facilities.

    Safeskin's national accounts department promotes sales to and negotiates agreements with GPOs, integrated healthcare networks, large non-acute care customers and multi-facility high technology and scientific customers. In addition, Safeskin has entered into various contracts with certain national GPOs, pursuant to which Safeskin is either the sole or one of a limited number of approved suppliers from which the member healthcare and hospital facilities may purchase examination and surgical gloves. GPOs with which Safeskin has agreements include Premier Purchasing Partners, L.P., the largest hospital alliance in the United States. Safeskin has also entered into an exclusive, six-year contract to supply Columbia/HCA Healthcare Corporation, the largest provider of healthcare services in the United States, with latex examination gloves. During 1998, Safeskin also had a GPO contract with Catholic Materials Management Alliance ("CMMA"), which was acquired by Consorta, Inc., during the year, for the supply of examination gloves to member hospitals. On

March 16, 1999, Safeskin was advised that this contract was being terminated. Although Safeskin will no longer be the sole supplier of examination gloves, Safeskin expects member hospitals to continue to purchase its examination gloves pursuant to three-party contracts with such end-users. Safeskin does not expect the contract termination to have a material adverse effect on Safeskin's 1999 revenues.

    All domestic sales of Safeskin's medical products are made through national, regional and local distributors. Safeskin believes that these partnerships allows it to utilize the distributors' extensive infrastructure to access acute care and alternate site facilities throughout the United States. Typically, sales to distributors are made pursuant to a contract between Safeskin and the distributor specifying prices to be paid by the distributor for gloves sold to a particular end user. Safeskin works with medical products distributors seeking to reduce their order cycle time, increase fill rates and optimize ordering patterns and inventory levels. In addition, Safeskin actively promotes the use of electronic data interchange (EDI) technology for applications such as order entry, invoicing and sales tracing. These initiatives strive to produce savings throughout the supply chain. In February 1998, Safeskin established a partnership with Perot Systems Corporation which seeks to enable Safeskin to streamline distribution and administrative procedures for itself and its customers. Two of the largest distributors to the acute care market, McKesson General Medical and Owens & Minor, currently carry Safeskin's product line on a non-exclusive basis. McKesson General Medical and Owens & Minor distributed gloves accounting for approximately 17.3% and 16.4%, respectively, of Safeskin's 1998 consolidated net sales. Although distributors often utilize Safeskin's education and marketing programs to sell Safeskin's products, distributors do not necessarily promote the sale of Safeskin's products more aggressively than the other competing lines of gloves which they carry.

    Effective October 1, 1994, Safeskin entered into a three year contact with General Medical, which was later acquired by McKesson General Medical (collectively "MGM"), governing sales of Safeskin's gloves. MGM is currently a leading national medical/surgical products distributor and the nation's largest distributor to the alternate site market. The contract designated Safeskin as the exclusive manufacturer of MGM's private label gloves. Sales of gloves under the contract first occurred in 1995. In July 1996, the contract was amended to extend its term for an additional two years, expiring on October 1, 1999, and to name Safeskin as MGM's preferred glove manufacturer. In the amendment, MGM also agreed to promote sales of Safeskin's gloves and the private label gloves manufactured by Safeskin.

    In March 1999, Safeskin entered into a strategic alliance with Owens & Minor, the nation's largest distributor of national name brand medical and surgical supplies, establishing Safeskin as Owens & Minor's preferred examination glove supplier. Under the alliance, Safeskin and Owens & Minor will share common sales targets, with Owens & Minor receiving quarterly volume incentives when these sales targets are achieved.

HIGH TECHNOLOGY AND SCIENTIFIC MARKETS

    Safeskin markets its products for a variety of cleanroom and laboratory applications in the semiconductor, biotechnology, pharmaceutical, general industrial manufacturing and research segments of the high technology and scientific markets. Like the medical segment, more workers in the high technology and scientific markets are using gloves. As of December 31, 1998, Safeskin's high technology and scientific products were sold through a network of approximately 110 distributors, including the two largest distributors of high technology and scientific gloves in the United States, Fisher Scientific International Inc. and VWR Scientific Products Corporation. Safeskin has a sales force consisting of 17 sales representatives supporting the distribution network and end users. As a result of Safeskin's AQL acquisition, Safeskin expects that it will be able to market a broad line of proprietary latex and synthetic glove products, specifically designed for the microelectronics (semiconductor and disk drive), health technologies (pharmaceutical, medical device and biotechnology) and general laboratory and safety market segments.

INTERNATIONAL MARKETS

    Safeskin believes that the non-U.S. market for disposable gloves was approximately $2.0 billion in 1998. Safeskin's international net sales were $26.3 million in 1998, or 11% of Safeskin's net sales. Sales in Europe comprised $24.1 million of Safeskin's international sales. Safeskin's European operations are headquartered in The Netherlands, and Safeskin also has sales offices in Germany and the United Kingdom. Safeskin currently plans to open additional sales offices in Europe over the next two years. As of December 31, 1998, Safeskin had 12 sales representatives in Europe who focused primarily on the medical market. Unlike the United States, where all of Safeskin's sales are to distributors, approximately 30% of Safeskin's sales in Europe are made directly to end users, primarily consisting of acute care and alternate site facilities. Safeskin also sells its products in Latin America, Africa and Southeast Asia.

MANUFACTURING AND QUALITY CONTROL

    During 1998, Safeskin manufactured its products in Thailand, Malaysia, and California. Factory locations are selected based on proximity to natural sources of latex, the cost and availability of labor, favorable tax treatment and the local political and social conditions. In 1998, Safeskin added annual production capacity of approximately 2.0 billion gloves which brought its expected annual production capacity as of year end 1998 to approximately 5.5 billion gloves. In 1997, Safeskin began production in its latex concentrate plant in Thailand. The output of the plant currently supplies approximately 70% of the latex concentrate required by Safeskin's factories in Thailand and Malaysia for the manufacture of its disposable latex gloves. Safeskin believes that this plant allows it to integrate its manufacturing processes to gain better control over the quality, cost and reliability of latex supplies.

    Gloves are manufactured on production lines which have the ability to run continuously and can be changed quickly to produce different types and sizes of gloves. Quality control and testing are emphasized throughout Safeskin's manufacturing process. Each latex glove is formed by dipping a porcelain mold into the latex compound. Water soluble proteins which occur naturally in latex and certain processing additives are reduced by means of extensive heating and leaching processes. Proteins and chemicals are minimized as a result of Safeskin's proprietary manufacturing processes.

    All of Safeskin's current manufacturing facilities have received ISO 9002 certification. This certification demonstrates the facilities' compliance with the internationally recognized quality manufacturing standards established by the International Organization for Standardization based in Geneva, Switzerland. Safeskin believes that the ISO 9002 certification makes it more competitive in the marketplace as customers are increasingly recognizing the standard as an indication of product quality.

    Safeskin is expanding its Thailand manufacturing operations and transferring manufacturing capacity from California and Malaysia to capitalize on the increased production efficiencies and lower operating costs in Thailand that Safeskin expects to realize. Safeskin has recently completed construction of a fifth building and related machinery at Safeskin's existing Hat Yai, Thailand facility. This building houses 22 high-speed and product-flexible dipping production lines which were commissioned throughout 1998, beginning in the second quarter, and are expected to increase production capacity by an additional 1.5 billion gloves annually. During 1999, Safeskin's expansion plans include the completion of a second manufacturing facility in Sadao, Thailand that is expected to produce latex and synthetic surgical, high-technology and scientific and medical examination gloves. Construction of the new manufacturing facility in Sadao, Thailand began in the second half of 1997 after approval by the Thailand Board of Investment. Four production buildings have been constructed on this site. The first building is expected to provide additional capacity for the production of Safeskin's surgical and cleanroom glove products and was completed in the fourth quarter of 1998. The second building is expected to house the expansion of Safeskin's Tactylon(R) synthetic medical examination and surgical glove products and Safeskin's nitrile glove production. This building is expected to increase by over 200 percent the production capacity of the Tactylon(R) product line in comparison to the existing facility which is located in Vista, California. Finally, the additional two buildings are expected to provide Safeskin increased capacity for latex and synthetic medical examination, surgical and scientific glove production. The new buildings, machines and supporting infrastructure at the new Sadao manufacturing facility and the fifth building at the Hat Yai facility are currently expected to cost approximately $80 million in the aggregate, approximately $48 million of which had been expended as of December 31, 1998.

    In the fourth quarter of 1998, Safeskin began construction of a facility in southern Thailand designed to manufacture boxes and ceramic handformers for the Company's use. This facility is expected to allow Safeskin to further integrate its manufacturing operations to gain better control over the quality, timeliness, costs and reliability of these products. This facility is expected to commence production in May 1999 and is expected to produce approximately 80% of Safeskin's requirements. The total expected costs for the construction of these facilities will be approximately $7 million.

    On December 13, 1996, Safeskin announced plans to move all of its remaining latex medical examination glove production from its Malaysian facility to its Thailand facility. Safeskin also announced that the Malaysia facility would continue to operate as Safeskin's manufacturing source of higher-value synthetic, surgical and scientific products. In connection with the move, Safeskin recognized expense of approximately $3 million in the fourth quarter of 1996 reflected in the accompanying financial statements as a component of restructuring and other unusual charges. Subsequent to December 31, 1996, Safeskin extended the planned use of the Malaysian facility due to existing production requirements and the timing of bringing new production capacity on-line in Thailand. In December 1998, Safeskin recognized expense of approximately $5 million to reflect the write-down of fixed assets at Safeskin's facilities in Malaysia and Vista and Santa Maria, California. The write-down is reflected in the accompanying financial statements as a component of restructuring and other unusual charges. This write-down was a result of (i) Safeskin's expectation that its previously announced plans to move all remaining examination, surgical and synthetic glove production from its Ipoh, Malaysia and Vista, California facilities would be completed during the first quarter of 1999 and (ii) the relocation, during the fourth quarter of 1998, of AQL's sales and corporate operations to Safeskin's corporate headquarters.

    Although Safeskin has never experienced an interruption in the availability of latex due to natural phenomena or transportation problems or by a factory shutdown resulting from fire, power outage, employee strike or other cause, there can be no assurance that Safeskin's production of gloves will not be adversely affected by such events.

COMPETITION

    Safeskin faces substantial competition from a number of manufacturers of disposable gloves. The leading competitors in the medical glove product line are Allegiance Corporation ("Allegiance"), Ansell-Perry, Inc., Maxxim Medical, Inc., Microflex Medical Corporation, and Johnson & Johnson Medical, Inc. Safeskin's management believes that Allegiance is also the leading competitor in the high technology and scientific markets. There are also a number of other competitors which are engaged in manufacturing or distributing high technology and scientific gloves. Many of Safeskin's competitors have substantially greater financial, manufacturing, marketing and technical resources than Safeskin.

    Safeskin's management believes the primary competitive factors within its markets are product quality, durability, reliability, consistency, clinical value, ease of product use, access to distribution channels, price and the availability of prompt delivery. Failure of Safeskin to continue to distinguish its products on the basis of any of these factors could have a material adverse effect on Safeskin's business, results of operations or financial condition. Furthermore, there can be no assurance that Safeskin's competitors or others will not develop products, manufacturing processes or new technologies which would be more cost effective or more efficient than those of Safeskin or that Safeskin's gloves will not be rendered obsolete or uncompetitive. Such competition could have a material adverse effect on Safeskin's business, results of operations or financial condition.

GOVERNMENT REGULATION

    Safeskin's products are subject to regulation by numerous governmental authorities in the United States and other countries, particularly as to safety and efficacy and adherence to the Quality System Regulation ("QSR") for medical devices. In the United States, examination and surgical gloves are classified as Class I medical device products regulated by the FDA. The Federal Food, Drug, and Cosmetic Act (the "FFD&C Act") and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record-keeping, clearance, advertising and promotion of Class I devices. Noncompliance with the FFD&C Act or regulations promulgated thereunder can result in administrative enforcement, such as warning letters, import alerts and administrative detention, or in civil penalties, product bans, defect notifications, mandatory field corrections, seizures, recalls, injunctions and criminal prosecution. Periodically the FDA inspects shipments of medical gloves as they arrive in United States ports. The time period during which the tests are conducted and the FDA review of the results may cause delays in delivery and thus can result in a loss or delay in recognition of income by Safeskin.

    Medical examination and surgical gloves must be submitted to the FDA for clearance to market by a pre-market notification filing under Section 510(k) of the FFD&C Act. An application is made for a particular use or performance claim for each type of glove produced by a specific manufacturer. Applications under the 510(k) procedure must demonstrate substantial equivalence to a legally marketed device. Additional data requirements apply to gloves such as surgical gloves, which are sterile. Applicants must defer marketing until a written order is issued by the FDA finding the firm's device substantially equivalent to a legally marketed device. This notice may be issued within 90 days of submission, but may take substantially longer. The FDA, however, may determine that the proposed device is not substantially equivalent, or the agency may require Safeskin to submit further information, such as additional test data, before it is able to make a substantial equivalence determination. Such an adverse determination or request for additional information could have the effect of materially delaying the commencement of marketing. As part of the substantial equivalence determination, Safeskin must demonstrate that the glove complies with the American Society of Testing and Materials testing standards relating to physical specifications for the product and must pass the FDA "leakage test." In addition, the FDA may inspect the manufacturing facilities before issuing a notice of substantial equivalence and may delay or decline to issue such notice.

    Safeskin has obtained 510(k) clearance for each type of currently marketed glove which requires clearance. Safeskin has not experienced any substantial difficulty in obtaining 510(k) clearances in the past. If Safeskin makes any changes to a type of glove previously cleared by the FDA that could significantly affect its safety or effectiveness (such as significant changes in the manufacturing process), a new 510(k) submission will be required.

    Safeskin is subject to periodic inspection by the FDA for compliance with QSR regulations. Under QSR regulations, Safeskin is subject to significant procedural and documentation requirements with respect to manufacturing, packaging, storage and control activities. Safeskin also may be subject to inspection by foreign regulatory authorities to determine compliance with comparable standards. Due to the FDA's recently promulgated QSR regulations for medical devices which incorporate preproduction design and development controls into one system with quality system requirements worldwide, Safeskin must continue to expend time, monies and efforts in the areas of production and quality control to ensure full technical compliance with these standards.

    Safeskin must also comply with various FDA labeling and post-market reporting requirements. Failure to comply with applicable regulatory requirements can result in administrative enforcement, such as warning letters, import alerts and administrative detention, or in product bans, field corrections, seizures, recalls, injunctions and criminal prosecutions. Changes in existing requirements or adoption of new requirements could adversely affect the ability of Safeskin to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on Safeskin's business, results of operations or financial condition.

    Whether or not FDA clearance is obtained for a new product, approval or clearance of a product by regulatory authorities in foreign countries may be required prior to the commencement of commercial sales of the product in such countries. The requirements governing product approvals or clearances vary widely from country to country and the time required for approval may be longer or shorter than that required for FDA approval.

    In August 1989, Safeskin received FDA clearance to market non-sterile latex gloves labeled "hypoallergenic." This clearance, which was also obtained for subsequent versions of Safeskin's latex gloves, was based on the low level of residual chemicals in the gloves following their manufacture, as demonstrated by their passing the modified Draize test for hypoallergenicity. The clearance did not relate to the level of latex proteins in the glove, which at that time was not recognized as a potential issue. It was subsequently discovered that proteins in latex gloves may provoke allergic reactions in latex allergic individuals. As a result, in June 1996, the FDA proposed issuing regulations prohibiting the use of the term "hypoallergenic" on latex gloves. In 1997, the FDA issued regulations to that effect, which became effective September 30, 1998. Recognizing that certain users of its latex gloves might mistake the term "hypoallergenic" to apply to latex proteins rather than chemical residuals only, Safeskin has already removed the term "hypoallergenic" from its packaging in advance of the FDA mandated regulation.

    Safeskin must meet various regulatory requirements for the sale and distribution of its products throughout the European Union ("EU"). Safeskin currently meets such regulatory requirements for the majority of its products sold in Europe, as evidenced by the inclusion of the CE mark in product labeling. The approval to "CE" mark its products was gained, in part, by having each manufacturing facility's quality system registered with a European Notified Body which is authorized to grant such approvals.

    Safeskin's customers typically do not bill third-party reimbursement sources separately for purchases of Safeskin's gloves. However, Safeskin's ability to sell its medical gloves profitably may depend in part on the reimbursement policies and regulations of government health administration authorities, private health insurers and other organizations. Such third-party payors are increasingly seeking to reduce the price of medical products and services. Additionally, certain legislative measures, if adopted, could adversely affect the pricing of, or the amount or availability of reimbursement for, Safeskin's medical gloves.

    In addition to the statutes and regulations described above, Safeskin is also subject to U.S., Malaysian and Thai occupational, health and environmental laws and regulations.

PRODUCT LIABILITY AND INSURANCE

    Participants in the medical supply industry are subject to lawsuits alleging product liability, many of which involve significant damage claims and defense costs. Safeskin currently has in force product liability insurance policies. Safeskin's insurance policies are on a "claims made" basis. Successful claims against Safeskin in excess of Safeskin's insurance coverage could have a material adverse effect on Safeskin's business, results of operations or financial condition. Claims made against Safeskin, regardless of their merit, also could have a material adverse effect on Safeskin's reputation. There can be no assurance that the coverage limits of Safeskin's insurance policies will be adequate. While Safeskin has been able to obtain product liability insurance in the past, such insurance varies in cost, is difficult to obtain and may not be available in the future on acceptable terms or at all. See "Legal Proceedings."

EMPLOYEES

    As of December 31, 1998, Safeskin had approximately 7,200 employees, of whom approximately 6,900 were employed in Thailand and Malaysia. The Malaysian factory workers are represented by a company union which has entered into a collective bargaining agreement with Safeskin's Malaysian subsidiary. The agreement was reinstated beginning October 1, 1997 and expiring on September 30, 2000. As of March 30, 1999, Safeskin had approximately 7,200 employees in Thailand and 222 in Malaysia, as the Company has terminated substantially all of the Malaysian employees in connection with the transfer of manufacturing operations from Malaysia to

Thailand. The Company anticipates that an additional 191 employees in Malaysia will be terminated during the second quarter of 1999. Safeskin considers its relations with its employees to be good.

ITEM 2. PROPERTIES

    Safeskin owns two manufacturing facilities located in Ipoh, Malaysia, totaling approximately 300,000 square feet, and a latex concentrate manufacturing and processing plant located in Seremban, Malaysia, comprised of approximately 30,000 square feet. Safeskin leases the land where its facilities are located under long-term leaseholds from the state government which have expiration dates ranging from the year 2063 to the year 2072. Any transfer of a land leasehold by Safeskin requires the prior approval of the state. Safeskin has announced plans to close the Malaysian facility during 1999. See "Management Discussion and Analysis of Financial Condition and Results of Operation - Restructuring."

    Safeskin also owns a manufacturing facility in Hat Yai, Thailand totaling approximately 500,000 square feet. Safeskin owns the approximately 42 acres of land on which the facility is located. In addition, Safeskin also owns a latex concentrate manufacturing and processing plant located in Nathavee District, 50 kilometers from Hat Yai, Thailand totaling approximately 94,000 square feet. Safeskin owns the 40 acres of land on which this facility is located. Safeskin owns approximately 54 acres of land in Sadao, Thailand on which the new manufacturing facility is being constructed. This new facility will have approximately 940,000 square feet upon completion.

    In the United States, Safeskin leases approximately 21,000 square feet of warehouse space, approximately 90,000 square feet of office space and approximately 17,000 square feet of manufacturing space.

    In Mexico, Safeskin leases 11,000 square feet located in La Mesa, Tijuana for the packing and distribution operations of Tactyl.

ITEM 3. LEGAL PROCEEDINGS

    As of December 31, 1998, approximately 213 product liability lawsuits seeking monetary damages, in most cases of an unspecified amount, were pending in federal and state courts against Safeskin and other manufacturers of latex gloves. These lawsuits allege injuries ranging from dermatitis to severe allergic reactions caused by the residual chemicals or latex proteins in gloves worn by medical workers while performing their duties. On February 26, 1997, the Judicial Panel on Multi-District Litigation entered an order transferring all latex allergy lawsuits brought on behalf of healthcare workers against Safeskin and other latex glove manufacturers in the Federal courts to the United States District Court for the Eastern District of Pennsylvania, consolidating those cases for discovery management and other pre-trial proceedings. Safeskin has referred the defense of these lawsuits to its insurance carriers.

    Since March 11, 1999, approximately fifteen lawsuits (collectively the "Securities Actions") have been filed in the U.S. District Court for the Southern District of California against Safeskin and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The Securities Actions were brought by plaintiffs in their individual capacity and on behalf of purported class of persons who purchased or otherwise acquired Safeskin publicly traded securities during various periods occurring between October 23, 1997 and March 11, 1999. They allege that plaintiffs purchased Safeskin securities at prices artificially inflated by defendants' misrepresentations and omissions concerning Safeskin's financial condition and prospects and seek an unspecified amount of damages. In addition, a shareholder derivative action has been filed against certain of Safeskin's directors, and Safeskin as a nominal defendant, in the Supreme Court of the State of California, San Diego County (the "Derivative Action"). The Derivative Action alleges breach of fiduciary duty, waste of corporate assets and gross negligence in connection with Safeskin's stock buy back program and seeks an unspecified amount of damages. Defendants' time to respond to the allegations made in the Securities Actions and the Derivative Action has not yet expired, however, Safeskin believes that these claims are without merit and intends to contest the claims vigorously.

    From time to time, Safeskin is involved in other litigation relating to claims arising out of its operations in the normal course of business. As of the date hereof, Safeskin is not a party to any other legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on Safeskin's business, results of operation or financial condition.

    Safeskin's tax returns for the years ended December 31, 1995, 1996 and 1997 are currently being audited by the Internal Revenue Service.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

    (a)  MARKET INFORMATION

    Safeskin's Common Stock trades on The Nasdaq Stock Market(sm) under the symbol "SFSK." The following table sets forth the high and low sales prices of a share of Safeskin's Common Stock for each quarter in 1997 and 1998, and the interim period indicated, as reported by The Nasdaq Stock Market(sm) and restated to give effect to the 100% stock dividends distributed on April 1, 1998 and January 2, 1997.

                             High          Low
                             ----          ---
1997
First Quarter               13 5/8        8 13/16
Second Quarter              14 3/4        8 13/16
Third Quarter               23 13/16      14
Fourth Quarter              29            20

1998
First Quarter               37 3/16       25 3/4
Second Quarter              45            31 3/4
Third Quarter               47 1/8        29 7/8
Fourth Quarter              35 1/4        17 3/8

1999
First Quarter               26 1/4        7 3/8
(through March 26,
1999)

    The closing price of Safeskin's Common Stock on March 26, 1999, as reported by The Nasdaq Stock Market(sm) was $ 7 15/32.

    (b)  HOLDERS

    The number of record holders of Safeskin's common stock as of March 26, 1999 was 780. Safeskin believes that a larger number of beneficial owners hold such shares of Common Stock in depository or nominee form.

    (c)  DIVIDENDS

    Safeskin has not paid cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (In thousands, except share and per share data)

    The following selected consolidated financial data of Safeskin for the five years ended December 31, 1998 are derived from the audited consolidated financial statements of Safeskin, except for per share information, which has been restated to give effect to the 100% stock dividends of the common stock effected on April 1, 1998 and January 2, 1997. The consolidated financial statements as of December 31, 1998 and 1997 and for each of the three years ended December 31, 1998, 1997, 1996 are included elsewhere in this Report. The financial information for Safeskin at December 31, 1995 and 1994 was derived from financial statements of Safeskin not included in this Report. The following information should be read in conjunction with the Consolidated Financial Statements of Safeskin and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Report.


                                            1998            1997             1996            1995           1994
                                          ---------       ---------       ---------       ---------       ---------
STATEMENT OF OPERATIONS
DATA:
Net sales                                 $ 231,784       $ 182,998       $ 146,089       $ 117,014       $  84,142
Costs of goods sold                         110,746         102,229          87,004          78,256          52,079
                                          ---------       ---------       ---------       ---------       ---------
Gross profit                                121,038          80,769          59,085          38,758          32,063
Selling expenses                             24,834          18,615          15,014          13,620           9,982
Research and development                      6,347           3,504           2,209           1,493             977
General and administrative expenses          30,243          15,923          12,287           6,397           3,625
Restructuring and other unusual
charges                                      14,331              --           2,979              --              --
                                          ---------       ---------       ---------       ---------       ---------
Income from operations                       45,283          42,727          26,596          17,248          17,479
Interest expense (income), net                3,026            (823)            (58)            194              17
Other expense (income), net                  (3,085)         (2,699)            133            (163)           (825)
                                          ---------       ---------       ---------       ---------       ---------
Income before income tax                     45,342          46,249          26,521          17,217          18,287
Income tax provision                          3,473           4,999           2,939           2,326           3,920
                                          ---------       ---------       ---------       ---------       ---------
Net income                                $  41,869       $  41,250       $  23,582       $  14,891       $  14,367
                                          =========       =========       =========       =========       =========
Net income per share-basic(1)(2)          $     .78       $     .79       $     .46       $     .30       $     .29
Net income per share-diluted(1)(2)        $     .70       $     .70       $     .42       $     .29       $     .28
Weighted average common shares
outstanding-basic                            53,344          52,261          50,944          49,500          49,013
Weighted average common shares
outstanding-diluted                          60,120          58,538          55,551          51,210          50,783


BALANCE SHEET DATA:
Working capital                           $  51,137       $  43,201       $  48,310       $  28,055       $  22,987
Total assets                                248,961         138,520         116,749          84,675          61,230
Long-term debt                               87,731              --              --           2,750              --
Shareholders' equity                        121,412         106,578         103,015          69,861          54,260


(1) The number of shares outstanding has been adjusted to reflect the 100% stock dividends of the Common Stock distributed on April 1, 1998 and January 2, 1997.

(2) Net income per share-diluted is computed by dividing net income by the weighted average of common shares outstanding and dilutive common stock equivalents. Common stock options are common stock equivalents and are included in the weighted average of common shares outstanding using the treasury stock method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes thereto incorporated by reference herein.

General

    Safeskin's net sales have grown substantially over the past several years. Safeskin attributes the growth in net sales during this period principally to increased market penetration due to the implementation of sales and marketing programs, the introduction of new products and growth in markets for its products. Safeskin introduced lightly powdered medical gloves in 1989, powder-free medical gloves in 1990, HypoClean(R) powder-free gloves in 1992, powder-free latex surgical gloves in 1994, various high technology and scientific nitrile gloves in 1995, and Safeskin 2000(TM) powder-free latex surgical gloves in 1996. In 1997, Safeskin began selling a medical examination glove made of nitrile, a non-latex material. Additionally, in 1997, as a result of its acquisition of the synthetic glove business of Tactyl Technologies, Inc. ("Tactyl"), Safeskin began selling Tactylon(R) synthetic examination and surgical gloves. In February 1998, as a result of its acquisition of Absolute Quality Leadership, Inc. ("AQL"), Safeskin expanded its current product line associated with the high-technology and scientific markets to include a broad line of proprietary latex and synthetic glove products, specifically designed for the microelectronics, health technologies and general laboratory and safety market segments. Although Safeskin has continued to develop new products and expects to do so in the future, no assurance can be given that the new products will be accepted in the marketplace or will have similar growth rates.

    Safeskin's net sales are derived from the sale of finished products, net of contractual allowable rebates, incentives, fees and allowance for estimated returns. These rebates are provided to distributors for the resale of Safeskin's products in specific volumes to specified end user customers and fees are provided to group purchasing organization based on sales made to their member organizations. Safeskin estimates allowable rebates, on a monthly basis, through the analysis of actual sales information from distributors, Safeskin's projections of distributor inventories, contractual arrangements and historical and projected trends related to actual rebates issued. The Company establishes an allowance for estimated returns based on historical return patterns and estimated future returns. Cost of goods sold includes all costs to manufacture the finished product plus related costs associated with ocean freight, customs duty, warehousing and product delivery expenses. Selling expenses include salaries for sales and marketing staffs and other related expenses such as sales commissions, and costs associated with travel, trade show participation and advertising. Research and development expenses include salaries for research and development staffs and related expenses for consulting, product testing and travel. General and administrative expenses include salaries for administrative and information technology staffs and related expenses for travel, insurance, facilities, consulting and professional fees. The income tax provision is substantially less than statutory rates as a result of the tax-free status of Safeskin's foreign manufacturing operations. Safeskin's existing Thailand manufacturing facilities have been granted tax-free status through 2003 and have been granted a reduced tax rate through 2007. In 1998, Safeskin built new production facilities in Thailand, and applied for and received similar tax-free status for these operations. These new facilities in Thailand have been granted tax-free status through 2006 and were granted a reduced tax rate through 2010. Safeskin's Malaysian manufacturing operations were granted five years of tax-free status which expired on September 30, 1998. The expiration of this tax-free status is not expected to have a material adverse effect upon Safeskin's operations as the Malaysian manufacturing operations are expected to be transferred to Thailand during the first quarter of 1999. During the third quarter of 1998, two of Safeskin's subsidiaries entered into a transaction that qualified as a Section 351 Exchange, as defined in Section 351 of the Internal Revenue Code.

Restructuring

    During 1996, Safeskin announced plans to move all of its remaining latex examination glove production from its Malaysian facility to its Thailand facility. Safeskin also announced that the Malaysian facility would continue to operate as Safeskin's manufacturing source of higher-value synthetic, surgical, and scientific products. In connection with the move, Safeskin recognized expense of approximately $3 million in the fourth quarter of 1996, reflected in the accompanying financial statements as a component of restructuring and other unusual charges. At December 31, 1996, the Malaysian facility was considered held for sale. During 1997, Safeskin extended the planned use of the Malaysian facility due to existing production requirements and the timing of bringing new production capacity on-line in Thailand. During 1998, Safeskin successfully increased its examination glove production capacity at its existing Thailand facility and in 1998, Safeskin commenced operations at its new 54-acre manufacturing facility in Thailand. This facility was constructed to provide additional capacity for the production of Safeskin's synthetic, surgical, and scientific products. As a result of this increased production capacity in Thailand for specialized gloves, during 1998 Safeskin decided to move all of its remaining examination, surgical, and synthetic glove production from its Ipoh, Malaysia and Vista, California production facilities to Safeskin's manufacturing facilities in Thailand by the end of the first quarter of 1999. In addition, Safeskin completed the integration of AQL in the fourth quarter of 1998 by relocating

AQL's offices from Santa Maria, California to Safeskin's corporate headquarters in San Diego, California. In connection with the closure of Safeskin's facilities in Ipoh, Malaysia and Vista and Santa Maria, California, Safeskin recognized expense of $14,331,000 in the fourth quarter of 1998, reflected in the accompanying financial statements as a component of restructuring and other unusual charges. This expense consists of approximately $5,134,000 related to fixed assets written down to estimated fair value, $3,883,000 related to employee termination costs, $3,335,000 related to impairment of goodwill associated with the Tactyl acquisition, $1,535,000 related to the write-off of leased equipment and the costs to renovate a leased facility, and approximately $444,000 associated with various other unusual charges. All remaining assets were assumed to be scrapped at the disposition date. The net book value of assets expected to be disposed of totaled approximately $14 million as of December 31, 1998.

1998 COMPARED TO 1997

    Net sales for 1998 were $231,784,000 which represents a 26.7% increase over net sales of $182,998,000 in 1997. The predominant causes for the sales growth were an increase in unit volumes sold and the shift in product mix to higher priced powder-free gloves in the 1998 period as compared to the 1997 period. Safeskin's sales into international markets continued to demonstrate strong growth in 1998; international net sales increased by 20.7% over the prior year. However, in 1999 Safeskin anticipates that net sales will be negatively affected by higher than estimated distributor inventory levels, slower than anticipated increase in orders from the new end-user contracts and increased pricing pressures in the industry.

    Cost of goods sold increased 8.3% from $102,229,000 for 1997 to $110,746,000 for 1998. As a percentage of net sales, cost of goods sold decreased from 55.9% in 1997 to 47.7% in 1998. This decrease in cost of goods sold as a percentage of net sales was attributable to the continued shift of production to Thailand's lower comparable product cost manufacturing facility and to the shift of product mix to higher margin powder-free gloves in 1998. In addition, Safeskin's gross profit margin was favorably impacted in 1998 due to the positive effects on the cost of goods sold of the devaluation of the currencies in Thailand and Malaysia. In 1997, the positive effects of the devaluation of the currencies in Thailand and Malaysia did not begin to have a favorable impact on Safeskin's gross profit margin until the fourth quarter of 1997. As a result of the above factors, gross profits increased 50.0% from $80,769,000 in 1997 to $121,038,000 in 1998. However, in 1999 Safeskin anticipates that gross profit margins will be negatively affected by startup costs associated with transferring operations to the new Thailand facility, wind-down costs associated with the closing of the Malaysian manufacturing facility and increased pricing pressures in the industry. In addition, if the baht remains at its present level it would negatively impact cost of goods sold.

    Selling expenses increased 33.4% from $18,615,000 in 1997 to $24,834,000 in 1998. As a percentage of net sales, selling expenses increased slightly from 10.2% in 1997 to 10.7% in 1998. The increase in selling expenses as a percentage of net sales pertains primarily to increased costs and expenses related to Safeskin's efforts to introduce new products and expand its business in high technology and scientific markets.

    Research and development expenses increased 81.1% from $3,504,000 in 1997 to $6,347,000 in 1998. As a percentage of net sales, research and development expenses increased from 1.9% in 1997 to 2.7% in 1998. The increase in research and development expenses as a percentage of net sales is primarily due to costs associated with developing and testing 21 new products scheduled for introduction in 1998 and 1999.

    General and administrative expenses increased 89.9% from $15,923,000 in 1997 to $30,243,000 in 1998. As a percentage of net sales, general and administrative expenses increased from 8.7% for the 1997 period to 13.0% for the 1998 period. The increase in general and administration expenses as a percentage of net sales was due to increased costs associated with Safeskin's efforts to improve and streamline its information technology systems and services, increased compensation costs, increased legal and other related costs associated with product liability lawsuits, and expenses associated with the operation of AQL. In addition, as part of the terms of separation, non-competition and non-solicitation agreements between Safeskin and three former officers, Safeskin extended the time within which each officer could vest in and exercise previously granted stock options and recorded aggregate non-cash compensation expense of approximately $3.0 million during 1998.

    Income from operations increased 6.0% from $42,727,000 in 1997 to $45,283,000 in 1998. Operating margins decreased from 23.3% in 1997 to 19.5% in 1998. Excluding the effects of the restructuring and other unusual charges in 1998, income from operations increased 39.5% from $42,727,000 in 1997 to $59,613,000 in 1998. Operating margins, excluding the effects of the restructuring and other unusual charges, would have been 25.7% in 1998.

    Interest expense (income), net, changed from $823,000 of interest income in 1997 to $3,026,000 of interest expense in 1998, primarily due to the fact that in 1998 Safeskin had incurred interest expense on debt outstanding during the period. By comparison, in 1997, Safeskin had no debt outstanding and generated investment returns on its cash balances. In addition, the 1998 interest expense includes nonrecurring interest costs totaling approximately $850,000 relating to a write-off in 1998 of capitalized interest costs associated with a 1998 financing activity.

    Other expense (income), net, increased from $2,699,000 of other income in 1997 to $3,085,000 of other income in 1998. Safeskin experienced significant foreign currency transaction gains, net of hedging contracts, in Safeskin's Malaysian and Thailand subsidiaries in 1997 and experienced significant foreign currency transaction gains, net of hedging contracts, primarily in its European and Thailand subsidiaries in 1998.

    Provision for income taxes decreased 30.5% from $4,999,000 in 1997 to $3,473,000 in 1998. The income tax provisions recorded in both 1997 and 1998 remain less than statutory rates due primarily to the tax-free status of a significant portion of Safeskin's foreign manufacturing operations.

    Net income increased 1.5% from $41,250,000 in 1997 to $41,869,000 in 1998 and the net income margin decreased from 22.5% in 1997 to 18.1% in 1998 due to the foregoing factors. Excluding the effects of the restructuring and other unusual charges (including nonrecurring interest costs) in 1998, net income increased 38.3% from $41,250,000 in 1997 to $57,050,000 in 1998. Net income margin, excluding the effects of the restructuring and other unusual charges (including nonrecurring interest costs), was 24.6% in 1998.

1997 COMPARED TO 1996

    Net sales for 1997 were $182,998,000 which represents a 25.3% increase over net sales of $146,089,000 in 1996. The predominant cause for the sales growth was an increase in unit volumes sold during the 1997 period, which includes sales of lightly-powdered gloves associated with Safeskin's new contracts with group purchasing organizations as well as increased sales of powder-free exam gloves, powder-free surgical gloves and scientific glove products. Safeskin's sales into international markets continued to demonstrate strong growth in 1997; international net sales increased by 24.8% over the prior year.

    Cost of goods sold increased 17.5% from $87,004,000 for 1996 to $102,229,000 for 1997. As a percentage of net sales, cost of goods sold decreased from 59.6% in 1996 to 55.9% in 1997. This decrease in cost of goods sold as a percentage of net sales was principally attributable to the favorable impact of greater manufacturing efficiencies, the continued shift of production to Safeskin's lower-cost manufacturing facility in Thailand, and lower latex prices. Although sales of Safeskin's lower margin lightly powdered gloves increased slightly as a percentage of net sales in the 1997 period as compared to the 1996 period, the impact on the gross profit margin was partially offset by increased sales of higher margin powder-free surgical and scientific glove products. In addition, Safeskin's gross profit margin was favorably impacted in 1997 due to the positive effects of the significant devaluation of the currencies in both Malaysia and Thailand. As a result of the above factors, gross profits increased 36.7% from $59,085,000 in 1996 to $80,769,000 in 1997.

    Selling expenses increased 24.0% from $15,014,000 in 1996 to $18,615,000 in 1997. As a percentage of net sales, selling expenses decreased slightly from 10.3% in 1996 to 10.2% in 1997.

    Research and development expenses increased 58.7% from $2,209,000 in 1996 to $3,504,000 in 1997. As a percentage of net sales, research and development expenses increased from 1.5% in 1996 to 1.9% in 1997. The increase in research and development expenses as a percentage of net sales reflects an increase in Safeskin's product testing, research and development personnel and research and development costs related to the Tactylon(R) product line.

    General and administrative expenses increased 29.6% from $12,287,000 in 1996 to $15,923,000 in 1997. As a percentage of net sales, general and administrative expenses increased slightly from 8.4% for the 1996 period to 8.7% for the 1997 period. The increase in general and administrative expenses as a percentage of net sales was caused primarily by increased costs associated with Safeskin's acquisition of Tactyl Technologies, Inc.

    On December 13, 1996, Safeskin announced plans to move all of its remaining latex examination glove production from its Malaysian facility to its Thailand facility in 1997. In connection with the move, Safeskin took a $3 million charge against earnings in the fourth quarter of 1996, reflected in the accompanying financial statements as a component of restructuring and other unusual charges. During 1997, Safeskin extended the planned use of the Malaysian facility due to existing production requirements and the timing of bringing new production capacity on-line in Thailand. The Malaysian facility is still considered held for sale and the delay in moving examination glove production from Malaysia to Thailand has had no impact on Safeskin's restructuring plan and the restructuring charge recorded in 1996.

    Income from operations increased 60.6% from $26,596,000 in 1996 to $42,727,000 in 1997. Operating margins increased from 18.2% in 1996 to 23.3% in 1997. Excluding the effects of the restructuring charge in 1996, income from operations increased 44.5% from $29,575,000 in 1996 to $42,727,000 in 1997.
Operating margins, excluding the effects of the restructuring charge, would have been 20.2% in 1996.

    Interest expense (income), net, increased from $58,000 of interest income in 1996 to $823,000 of interest income in 1997, and is primarily due to the fact that in 1997 Safeskin did not have any debt outstanding and generated investment returns on its increased cash balances. Since 1996, Safeskin has been able to successfully fund its operations, including its acquisition of Tactyl Technologies, Inc. and the expansion of Safeskin's foreign manufacturing operations, with internally generated cash while, at the same time, generating excess cash balances.

    Other expense (income), net, changed from $133,000 of other expense in 1996 to $2,699,000 of other income in 1997. This change in other expense was substantially due to net foreign currency transaction gains experienced in Safeskin's Malaysian and Thailand subsidiaries in 1997. Due to their immateriality and because substantially all of the sales of these subsidiaries were intercompany sales, the gains and losses from foreign currency transactions for Safeskin's Malaysian and Thailand subsidiaries were recorded as a component of cost of sales in 1996. With the significant devaluation of the Malaysian ringgit and the Thai baht since June 30, 1997, Safeskin has experienced an increased amount of net foreign currency transaction gains and, therefore, has recorded these net foreign currency transaction gains as a component of other expense (income), net in 1997. In future periods, Safeskin will record net foreign currency transaction gains and losses, regardless of materiality, as a component of other expense (income), net.

    Provision for income taxes increased 70.1% from $2,939,000 in 1996 to $4,999,000 in 1997. The income tax provisions recorded in both 1996 and 1997 remain less than statutory rates due to the tax-free status of Safeskin's foreign manufacturing operations.

    Net income increased 74.9% from $23,582,000 in 1996 to $41,250,000 in 1997 and the net income margin increased from 16.1% in 1996 to 22.5% in 1997 due to the foregoing factors. Excluding the effects of the restructuring charge in 1996, net income increased 55.3% from $26,561,000 in 1996 to $41,250,000 in
1997. Net income margin, excluding the effects of the restructuring charge, was 18.2% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Safeskin began operating certain of its new manufacturing facilities in the second half of 1998, which enabled Safeskin to increase its production capacity during 1998. From July 1997 to June 1998, Safeskin operated with its customers on an allocation of product basis i.e. Safeskin was only able to fulfill a portion of each distributor's orders. As Safeskin increased production capacity, Safeskin's sales personnel began a new and increased sales program directed at new and current end-user customers. As part of this sales program, Safeskin, its distributors and certain end-users entered into new three-way contracts providing for the pricing and supply of Safeskin products to such end-users. During the third quarter and the fourth quarter of 1998, Safeskin's distributors increased their orders from Safeskin to enable them to fulfill new sales they anticipated would be placed pursuant to these contracts. As a result of these factors, Safeskin's accounts receivable increased from $22,196,000 at December 31, 1997 to $32,511,000 at December 31, 1998 and inventory increased from $21,243,000 at December 31, 1997 to $37,057,000 at December 31, 1998. Safeskin
expected these trends to continue into the first quarter. However, end-users have not purchased products under the new contracts as quickly as anticipated. In addition, during the first quarter of 1999 the Company has experienced a longer than anticipated sales cycle for signing new contracts. As a result, Safeskin expects sales and earnings for the first quarter and full year 1999 to be lower than anticipated.

    In order to reduce debt and increase cash flow in conjunction with Safeskin's plan to refinance its debt, Safeskin entered into a Non-Recourse Receivables Purchase Agreement in December 1998. Under the agreement, Safeskin sold accounts receivable valued at approximately $8,000,000 on a non-recourse basis. Proceeds from the sale were used to repay monies owed under the Revolving Credit Facility.

    Safeskin acquired capital assets of approximately $65,360,000 during 1998, $35,183,000 during 1997, and $20,230,000 during 1996 primarily for the expansion of Safeskin's foreign manufacturing operations. Included in the 1998 and 1997 amounts were approximately $57,476,000 and $31,015,000, respectively, for the expansion of Safeskin's foreign manufacturing operations and latex concentrate plant located in Thailand. Included in the 1996 amount was approximately $16,441,000 for the expansion of Safeskin's foreign manufacturing operations and the acquisition of land at Safeskin's manufacturing facility in Hat Yai, Thailand.

    During 1997, Safeskin completed construction and began operating the first of its three production lines located in its Thailand facility, referred to by Safeskin as the "Grand Master(TM)." The two additional production lines began operating in the first quarter of 1998. Safeskin's management believes that a single "Grand Master"(TM) production line has the highest capacity of any glove production line in the world, equivalent in capacity to approximately eight of the previously existing production lines in this facility. The construction of these production lines has been funded with internally generated cash.

    In addition, Safeskin is currently building a latex concentrate plant in Thailand. Safeskin began initial production of latex concentrate at this plant in the third quarter of 1997 and expects the final phase of construction to be completed in 1999. The output of the plant currently supplies approximately 70% of the latex concentrate required by Safeskin's factories in Thailand and Malaysia for the manufacture of its disposable latex gloves. Safeskin believes that this plant allows it to integrate its manufacturing processes to gain better control over the quality, cost and reliability of latex supplies. Safeskin anticipates that the completion of this construction will be funded with internally generated funds and borrowings under the credit facility.

    Safeskin is expanding its Thailand manufacturing operations and transferring manufacturing capacity from California and Malaysia to capitalize on the increased production efficiencies and lower operating costs in Thailand that Safeskin expects to realize. Safeskin has recently completed construction of a fifth building and related machinery at Safeskin's existing Hat Yai, Thailand facility. This building houses 22 high-speed and product-flexible dipping production lines which were commissioned throughout 1998, beginning in the second quarter, and are expected to increase production capacity by an additional 1.5 billion gloves annually. During 1999, Safeskin's expansion plans include the completion of a second manufacturing facility in Sadao, Thailand that is expected to produce latex and synthetic surgical, high-technology and scientific and medical examination gloves. Construction of the new manufacturing facility in Sadao, Thailand began in the second half of 1997 after approval by the Thailand Board of Investment. Four production buildings have been constructed on this site. The first building is expected to provide additional capacity for the production of Safeskin's surgical and cleanroom glove products and was completed in the fourth quarter of 1998. The second building is expected to house the expansion of Safeskin's Tactylon(R) synthetic medical examination and surgical glove products and Safeskin's nitrile glove production. This building is expected to increase by over 200 percent the production capacity of the Tactylon(R) product line in comparison to the existing facility which is located in Vista, California. Finally, the additional two buildings are expected to provide Safeskin increased capacity for latex and synthetic medical examination, surgical and scientific glove production. The new buildings, machines and supporting infrastructure at the new Sadao manufacturing facility and the fifth building at the Hat Yai facility are currently expected to cost approximately $80 million in the aggregate, approximately $48 million of which has been expended as of December 31, 1998. Safeskin believes that its significant investment in its manufacturing operations has increased Safeskin's annualized production capacity from approximately 3.5 billion gloves to approximately 5.5 billion gloves as of December 31, 1998. Financing for the total capital expenditures for the two-year period is projected to come from internally generated funds, with any shortfalls to be financed through borrowings from the credit facilities.

    In the fourth quarter of 1998, Safeskin began construction of a facility in southern Thailand designed to manufacture boxes and ceramic handformers for the Company's use. This facility is expected to allow Safeskin to further integrate its manufacturing operations to gain better control over the quality, timeliness, cost and reliability of these products. This facility is expected to commence production in May 1999 and is expected to produce approximately 80% of Safeskin's requirements. The total expected costs for the construction of these facilities is approximately $7 million. This construction is expected to be funded through internally generated cash and borrowings under Safeskin's credit facilities.

    On December 13, 1996, Safeskin announced plans to move all of its remaining latex medical examination glove production from its Malaysian facility to its Thailand facility. Safeskin also announced that the Malaysian facility would continue to operate as Safeskin's manufacturing source of higher-value synthetic, surgical and scientific products. In connection with the move of the remaining latex medical examination glove production, Safeskin recognized expense of approximately $3 million in the fourth quarter of 1996 reflected in the accompanying financial statements as a component of restructuring and other unusual charges. During 1997, Safeskin extended the planned use of the Malaysian facility due to existing production requirements and the timing of bringing new production capacity on-line in Thailand. During 1998, Safeskin successfully increased its examination glove production capacity at its existing Thailand facility and commenced operations at its new 54-acre manufacturing facility in Thailand. This facility was constructed to provide additional capacity for the production of Safeskin's synthetic, surgical, and scientific products. As a result of this increased production capacity in Thailand for specialized gloves during 1998, Safeskin decided to move all of its latex and synthetic examination glove production from its Ipoh, Malaysia and Vista, California production facilities to Safeskin's manufacturing facilities in Thailand by the end of the first quarter of 1999. In addition, Safeskin announced that it had completed the integration of AQL in the fourth quarter of 1998 by relocating AQL's offices from Santa Maria, California to Safeskin's corporate headquarters in San Diego, California. In connection with the closure of Safeskin's facilities in Ipoh, Malaysia and Vista and Santa Maria, California, Safeskin recognized expense of approximately $5 million that is reflected in the accompanying financial statements as a component of restructuring and other unusual charges, to reflect the fixed assets at Safeskin's Malaysia and Vista and Santa Maria, California facilities at estimated fair value.

    Safeskin has outstanding contractual commitments at December 31, 1998 for the construction of plant and equipment in Thailand in the approximate amount of $12,481,000.

    In March 1997, Safeskin acquired the synthetic glove business of Tactyl Technologies, Inc., a San Diego based developer and manufacturer of non-latex surgical gloves for the domestic and international markets. The acquisition, which has been accounted for under the purchase method, included an acquisition price of approximately $14.5 million payable at the closing, plus up to an additional $5 million payment which was contingent upon the Tactyl business achieving certain future sales and performance targets, including the development of the next generation of synthetic latex technology. Safeskin made a final additional payment related to this agreement totaling approximately $3.3 million in 1998. The payment has been recorded as goodwill and is being amortized over its remaining useful life.

    In February 1998, Safeskin completed the acquisition of AQL, a California based marketer of glove products for the high-technology and scientific markets. The acquisition, which has been accounted for under the purchase method, included an acquisition price of approximately $8.8 million and $1,564,000 in stock options issued plus certain contingent payments totaling approximately $2 million based upon the performance of the Company's scientific business unit. Safeskin paid for this acquisition with internally generated cash.
Safeskin has changed the name of AQL to Safeskin Scientific Corporation.

    In May 1998, the Company acquired Sensicon Corporation, a San Diego based developer and manufacturer of non-latex products. The acquisition, which has been accounted for under the purchase method, included an acquisition price of approximately $6 million in cash paid at the closing.

    During 1998, Safeskin had an unsecured two-year credit facility for financing general working capital needs, up to a maximum of $40,000,000 in borrowings (the "Revolving Credit Facility"). As of December 31, 1998, there was approximately $12,000,000 outstanding under the Revolving Credit Facility. On July 30, 1998, Safeskin, through its subsidiary Safeskin (B.V.I.) Limited ("Safeskin BVI"), entered into and closed a credit agreement for a $100 million loan facility (the "BVI Facility") with Union Bank of California, N.A., as Agent. The BVI Facility was secured by a first priority lien on the Common Stock of Safeskin purchased by Safeskin BVI, a first priority lien on all the assets of Safeskin BVI and a first priority pledge of the capital stock and beneficial interest in Safeskin Corporation (Thailand) Limited. Safeskin BVI had the option to accrue interest on the BVI Facility at an annual rate equal to either (i) the base rate plus 0.25% or (ii) LIBOR plus 1.75%. As of December 31, 1998, there was approximately $80,000,000 outstanding under the BVI Facility. During the second half of 1998, Safeskin used a majority of the funds from the BVI Facility to repurchase approximately two million shares of its Common Stock. The total cost of the treasury stock acquired related to this share buyback totaled approximately $73,600,000 for the year-to-date period ending December 31, 1998. Borrowings above the cost of Safeskin's share buyback are being used to finance
(i) Safeskin's ongoing investment in its Thailand facilities where its production capacity is expanding by nearly 60 percent above 1997 levels, (ii) Safeskin's working capital requirements and (iii) other general corporate purposes.

    On March 5, 1999, Safeskin entered into a $100 million loan agreement, including a $60 million term loan (the "Term Loan") and a $40 million revolving credit facility (the "Revolver") both maturing in 2004. The Term Loan and the Revolver bear interest at approximately LIBOR plus 1.25%, however, the rate may vary according to certain financial ratios. Concurrently, Safeskin also closed a private placement of $40 million of senior secured notes due 2009 (the "Notes") with a final maturity of ten years and an average life of seven-years. The Notes bear interest at an annual fixed rate of 6.89%. The Notes constitute senior debt of Safeskin, ranking pari passu with Safeskin's other senior bank indebtedness. The proceeds of the Term Loan, the Revolver and the Notes were used to repay amounts outstanding under the Revolving Credit Facility and BVI Facility, which were subsequently canceled. The Term Loan, Revolver, and the Notes will all be secured by certain assets of Safeskin as well as a guarantee of all current and future significant domestic subsidiaries. Safeskin also entered into a seven year lease (the "Lease") for a new corporate headquarters campus facility to be constructed for Safeskin. The lessor of the campus has committed to fund up to a maximum of $60 million for the construction of the campus, with the portion of the committed amount actually used to be determined by Safeskin. Safeskin has the option to purchase the leased premises at any time during the lease. If Safeskin elects not to purchase the premises, Safeskin has guaranteed that the lessor, upon subsequent sale of the building, will receive a percentage of the total amount of funding, up to $53.9 million. The Company's lease obligations, including the payment of rents and the payment of the guaranteed residual value is secured by the Company's interest in the real estate subject to the Lease and, pari passu with the lenders on the Term Loan, Revolver, and Notes, certain other assets of Safeskin.

    Safeskin's foreign manufacturing subsidiaries have revolving lines of credit for financing general working capital needs up to approximately $9,100,000. As of December 31, 1998, there were no borrowings outstanding under these credit facilities. These borrowings are collateralized by all assets of the subsidiaries and are further supported by a guarantee of Safeskin.

    In July 1997, the Thai baht and Malaysian ringgit were permitted to float against the U.S. dollar and other currencies, and as a result, the baht and ringgit devalued from approximately 24.7 bahts/dollar and 2.52 ringgits/dollar, as of June 30, 1997 to approximately 48.15 bahts/dollar and 3.89 ringgits/dollar as of December 31, 1997, respectively. In 1997, the significant devaluation in both the Thai and Malaysian currencies resulted in an increased amount of foreign currency translation adjustments, which were recorded as accumulated other comprehensive loss totaling approximately $46,400,000. As of December 31, 1998, the Thai baht and Malaysian ringgit strengthened to approximately 36.55 bahts/dollar and 3.8 ringgits/dollar, respectively. Safeskin has, experienced approximately $18,700,000 of foreign currency translation adjustments that are reflected as other comprehensive income in 1998.

YEAR 2000 READINESS DISCLOSURE

OVERVIEW

    The Year 2000 Issue is the issue of whether information and non-information technology systems will be able to accurately recognize and process date-sensitive information involving dates in and beyond the Year 2000. Safeskin relies, directly and indirectly, on information technology systems, such as desktop computers, network hardware equipment and applications software, to manage its business data and to perform a variety of administrative services including, accounting, financial reporting, payroll and invoicing. Safeskin also relies on non-information technology systems including office equipment, security systems, telephone systems and process controllers, to control its manufacturing systems and carry out its day-to-day operations. In addition, third parties material to Safeskin's operations, such as suppliers, vendors and customers, rely on information and non-information technology systems to manage their businesses. All of these technology systems could potentially be affected by the Year 2000 Issue.

    In order to minimize the risk of Year 2000 related losses, Safeskin has completed a comprehensive assessment of its Year 2000 Issue. Perot Systems Corporation has been retained to help Safeskin (i) identify and update or replace non-Year 2000 compliant information and non-information technology systems that are material to Safeskin's operations and (ii) develop contingency and business continuation plans in the event that Safeskin is unable to timely address its Year 2000 Issue.

    Safeskin's Year 2000 assessment involves the testing and analyzing of all information technology equipment, applications software and non-information technology systems used by Safeskin, and the evaluation of the Year 2000 preparedness of third parties critical to Safeskin's operations. As of December 31, 1998, Safeskin's Year 2000 assessment in each of these areas was over 90% complete. To date, the assessment has revealed that two of the material applications software on which Safeskin relies are not Year 2000 compliant. Safeskin plans to replace both of these applications in 1999. In early 1998, Safeskin began to implement a Year 2000 compliant enterprise-wide business systems application. Although Safeskin installed the application in order to improve the management of its business data, the application is also expected to have the effect of ensuring that a significant percentage of Safeskin's information technology systems are Year 2000 compliant. This application was online at Safeskin's U.S. facilities in January 1999 and Safeskin expects it to be online at the Southeast Asian manufacturing facilities by the end of the third quarter of 1999.

    Safeskin has developed preliminary remediation plans for each of the areas targeted by the Year 2000 assessment. Specifically, non-Year 2000 compliant information technology equipment, including obsolete hardware components and outdated operating systems, BIOS or chip codes, will be updated or replaced, applications software that is not Year 2000 compliant are expected to be converted or replaced by the end of the third quarter of 1999 and any non-information technology systems or processors that are either non-Year 2000 compliant or suspect due to lack of information from the vendor are expected to be replaced or upgraded to a compliant version. In addition, Safeskin is currently requesting confirmation that all suppliers and customers material to its operations are, or in within a short period of time are planning to become, Year 2000 compliant.

    Safeskin has approved and began implementing a final remediation plan for addressing all known Year 2000 Issues in the fourth quarter of 1998. Safeskin's remediation plan will give priority to those non-Year 2000 compliant technology systems which are material to Safeskin's operations. Perot Systems Corporation is expected to handle all remediation efforts, including, if necessary, the replacement of any information technology hardware or software, the upgrading of manufacturing systems and the changing of BIOS or chip codes. Perot Systems will coordinate its remediation efforts with Safeskin in order to avoid, to the extent possible, disruption of Safeskin's manufacturing capacity. Safeskin's expects that contingency plans for all known Year 2000 Issues will be finalized by mid-1999.

    Safeskin also plans to examine the Year 2000 readiness of any information or non-information technology systems acquired in the future and develop remediation and contingency plans as necessary.

    Safeskin is also preparing contingency plans in the event that there is a disruption to the business caused by Year 2000 data processing problems. Although Safeskin anticipates complete remediation by mid-1999, it is possible that delays in the remediation process or Year 2000 issues caused by third party trading partners could arise. Safeskin is assessing these issues and is developing contingency plans that would provide for uninterrupted business operations. Safeskin's expects these contingency plans will be fully developed by the end of the second quarter in 1999.

COSTS

    Although the total costs associated with becoming Year 2000 compliant have not been fully identified, Safeskin does not currently expect the costs of remediating its Year 2000 Issues to be material to its operations, results of operations or financial condition. As of December 31, 1998, Safeskin has spent approximately $165,000 on Year 2000 Issues, primarily attributable to the cost of conducting the Year 2000 assessment and developing a remediation plan.

    The future cost of identifying and remediating Year 2000 Issues is expected to be at least $175,000. Costs for replacements or modifications that would have been necessary independent of Year 2000 Issues, including the $1.0 million that will be spent to install the new enterprise-wide business applications software at Safeskin's Asian operation sites, have not been included in Safeskin's Year 2000 cost estimates.

RISKS

    The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations of Safeskin. Such failures could materially and adversely affect Safeskin's results of operations and financial condition. In addition, the costs associated with the remediation of the Year 2000 Issues may be significantly higher than Safeskin estimates, depending upon the availability and cost of personnel trained in the remediation of Year 2000 Issues, the ability to locate and correct all relevant computer codes, the ability to obtain timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers and customers and of the infrastructure in those countries in which Safeskin operates, there can be no assurance that Year 2000 Issues will not have a material impact on Safeskin's results of operations or financial condition. However, Safeskin's Year 2000 remediation efforts are expected to significantly reduce Safeskin's level of uncertainty about the Year 2000 Issue and, in particular, about the Year 2000 compliance and readiness of its material third party suppliers, customers and vendors. Furthermore, Safeskin believes that, with the implementation of new business systems and the completion of its Year 2000 remediation plan as scheduled, the possibility of significant interruptions of normal operations will be minimal.

RECENT DEVELOPMENTS

    On March 11, 1999, Safeskin announced that it expects sales and earnings to be below analysts' expectations for the first quarter and full year 1999. Safeskin believes that net sales and earnings will be lower due to higher than estimated distributor inventory levels, slower than anticipated ramp up of orders from new end-user contracts and increased pricing pressures in the industry. Subsequent to the press release on March 11, 1999, numerous purported class action lawsuits alleging violations of federal securities laws and a shareholder derivative action have been filed against Safeskin and certain of its officers and directors. See "Legal Proceedings."

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements in the Management's Discussion & Analysis of Financial Condition and Results of Operations, including statements regarding Safeskin's estimates with respect to sales, revenues, cost of goods sold, operating margins, Safeskin's ability to increase sales under end-user contracts, the effect of currency fluctuations in Thailand on the cost of goods sold, and its ability to achieve anticipated production capacity in the new manufacturing facilities and recognize certain operating efficiencies and savings in Thailand, and statements elsewhere concerning Safeskin's outlook for 1999 and beyond including the ability of Safeskin to retain and increase sales under GPO and end-user contracts, the ability of Safeskin to sign new contracts, the effect of currency fluctuations in Thailand and Malaysia on the operating results of Safeskin, Safeskin's liquidity and working capital, Safeskin's ability to complete construction of new facilities as scheduled, the production capacity and Safeskin's ability to achieve additional efficiencies in its manufacturing facilities and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

    The most important factors that could prevent Safeskin from achieving its goals--and cause the assumptions underlying forward-looking statements and the actual results of Safeskin to differ materially from those expressed in or implied by those forward-looking statements--include, but are not limited to, the following:

- the competitive nature of the industry and the ability of Safeskin to continue to distinguish its products on the basis of quality, reliability and value; possible obsolescence of Safeskin's primary products due to the development by competitors of new products, manufacturing processes or technologies including latex alternatives; the ability of Safeskin to maintain and build strong distributor relationships and attract new customer orders; and the ability of Safeskin to maintain selling prices and anticipated volumes;

- the ability of Safeskin to meet existing or future FDA regulations regarding the manufacture and sale of Safeskin's gloves;

- Safeskin's ability to successfully develop and introduce new products to the market;

- risks associated with investments and operations in foreign countries, particularly Thailand and Malaysia, including exchange rate fluctuations, local economic conditions, governmental policies regarding foreign ownership of manufacturing facilities, local regulatory requirements, tax holidays and political factors;

- Safeskin's ability to successfully integrate the operations of acquired businesses in a timely and efficient manner and to realize the anticipated benefits of such acquisitions;

- the consistent availability, at budgeted prices, of raw rubber from independent growers and latex concentrate from plant operators in Malaysia and Thailand and the availability of nitrile;

- adverse outcomes or excessive legal expenses in connection with lawsuits or the ability to obtain and maintain sufficient insurance coverage at reasonable rates;

- delays in the completion of the construction of Safeskin's new production facilities in Thailand or the failure of these production facilities to generate anticipated productivity and efficiencies;

- delays in the completion of the final phase of Safeskin's construction of its latex concentrate plant in Thailand or the failure of this plant to generate anticipated productivity and efficiencies;

- the non-linearity of Safeskin's sales throughout the quarter which limits Safeskin's ability to accurately monitor and predict net sales and profitability;

- Safeskin's ability to monitor inventories of products held by third-party distributors and to predict sales trends given Safeskin's limited visibility of sales to end user customers;

- economic conditions in the healthcare industry, including the potential impact of industry consolidation and cost constraints on the end-user;

- changes in significant government regulations affecting the healthcare industry;

- the ability of Safeskin to protect its proprietary products, know-how and manufacturing processes;

- Safeskin's ability to develop, maintain and improve information systems that provide the Company with accurate and timely information;

- changes in Safeskin's rates or basis of income taxation, including applicable U.S. tax laws and policies governing foreign operations and
    Section 351 transactions;

- the ability of Safeskin to complete its Year 2000 project and remediate its Year 2000 Issues within the specified time frames or within currently estimated costs; and

- rapid levels of inflation which could have a significant effect on Safeskin's net sales and profitability.

These and other risks and uncertainties affecting Safeskin are discussed in greater detail in this report and in other filings by Safeskin with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of Safeskin. Safeskin, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates, changes in interest rates, and certain commodity prices. Safeskin employs established policies and procedures governing the use of financial instruments to manage its exposure to such risks. These financial exposures are monitored and managed by Safeskin as an integral part of Safeskin's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on Safeskin's results.

Foreign Currency Exchange Rate Risk

    Safeskin is exposed to exchange rate risk when its U.S. and non-U.S. subsidiaries enter into transactions denominated in currencies other than their functional currency. Certain firmly committed transactions are hedged with forward foreign exchange contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings. Safeskin's derivative activities, all of which consist of forward foreign exchange contracts, are initiated primarily to hedge intercompany receivables and payables.

    The forward foreign exchange contracts generally require Safeskin to exchange U.S. dollars for foreign currencies based on pre-established exchange rates at the contracts maturity dates. If the counterparties to the exchange contracts (primarily AA rated international institutions) do not fulfill their obligations to deliver the contracted currencies, Safeskin could be at risk for currency related fluctuations (generally limited to unrealized gains). Management believes using AA rated international institutions as counterparties to the hedging contracts minimizes the risk of non-performance. As of December 31, 1998, there were no forward foreign exchange contracts outstanding. Further disclosure relating to forward foreign exchange contracts is included in Note 2 in the Notes to Consolidated Financial Statements.

Interest Rate Risk

    Except for indebtedness under Safeskin's revolving credit facility which is variable rate financing, the balance of Safeskin's indebtedness is fixed rate financing. Safeskin believes that its exposure to market risk relating to interest rate risk is not material. Safeskin does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurances that interest rates will not significantly change. Further disclosure relating to financial instruments is included in Note 6 and
Note 13 in the Notes to Consolidated Financial Statements.

Commodity Price and Availability Risk

    Safeskin is subject to risk associated with the consistent availability, at budgeted prices, of raw rubber from independent growers and latex concentrate from plant operators in Malaysia and Thailand and the availability of nitrile. Safeskin enters into commodity forward contracts with suppliers. Such contracts are executed to offset Safeskin's exposure to the potential change in prices mainly for raw rubber and latex concentrate used in the manufacturing of Safeskin's gloves.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


                                                                                  Pages
                                                                                  -----
INDEPENDENT AUDITORS' REPORT                                                         25

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets at December 31, 1998 and 1997                          26

  Consolidated Statements of Operations for the Years Ended
    December 31, 1998, 1997 and 1996                                                 27

  Consolidated Statements of Comprehensive Income for the Years Ended
    December 31, 1998, 1997 and 1996                                                 28

  Consolidated Statements of Shareholders' Equity for the
    Years Ended December 31, 1998, 1997 and 1996                                     29

  Consolidated Statements of Cash Flows for the
    Years Ended December 31, 1998, 1997 and 1996                                     30

  Notes to Consolidated Financial Statements                                      31-45

FINANCIAL STATEMENT SCHEDULES:

INDEPENDENT AUDITORS' REPORT                                                         46

Schedule I - Condensed Financial Information of
Parent Company                                                                    47-49

Schedule II- Valuation and Qualifying Accounts                                       50

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Safeskin Corporation:



We have audited the accompanying consolidated balance sheets of Safeskin Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Safeskin Corporation for the year ended December 31, 1996 were audited by other auditors whose report, dated February 17, 1997, expressed an unqualified opinion on these statements.

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

In our opinion, such 1998 and 1997 consolidated financial statements present fairly, in all material respects, the financial position of Safeskin Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
San Diego, California
April 5, 1999

                              SAFESKIN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                                                                       1998               1997
                                                                       ----               ----
ASSETS
Current assets:
  Cash and cash equivalents                                   $   9,416,802      $  23,916,959
  Accounts receivable, net of allowance of
  $1,181,000 and $966,000, respectively                          32,511,412         22,195,828
  Inventory                                                      37,056,821         21,242,732
  Other current assets                                            9,829,335          5,692,369
                                                              -------------      -------------

            Total current assets                                 88,814,370         73,047,888

Property, plant and equipment, net                              119,456,352         52,904,271
Deferred taxes and other assets                                  40,690,386         12,568,245
                                                              -------------      -------------

            Total assets                                      $ 248,961,108      $ 138,520,404
                                                              =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $   8,661,602      $   6,922,540
  Accrued liabilities                                            24,515,378         22,924,623
  Current portion of long-term debt                               4,500,000                 --
                                                              -------------      -------------

            Total current liabilities                            37,676,980         29,847,163

Long-term debt                                                   87,731,158                 --
Other long-term liabilities                                       2,140,682          2,094,928
                                                              -------------      -------------

            Total liabilities                                   127,548,820         31,942,091

Commitments and contingencies

Shareholders' equity:
  Preferred stock; $.01 par value; 10,000,000 shares
    authorized and no shares issued or outstanding in
    1998 and 1997                                                        --                 --
  Common stock; $.01 par value; 80,000,000 shares
    authorized; 54,600,499 and 52,964,224 shares
    outstanding in 1998 and 1997, respectively                      546,004            529,642
  Additional paid-in-capital                                     75,360,306         47,517,453
  Treasury stock, at cost; 1,999,900 and 0 shares in 1998
    and 1997, respectively                                      (73,589,169)                --
  Accumulated other comprehensive loss                          (26,993,003)       (45,687,717)
  Retained earnings                                             146,088,150        104,218,935
                                                              -------------      -------------

            Total shareholders' equity                          121,412,288        106,578,313
                                                              -------------      -------------

            Total liabilities and shareholders' equity        $ 248,961,108      $ 138,520,404
                                                              =============      =============


See notes to consolidated financial statements.

                              SAFESKIN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                         1998               1997               1996
                                                         ----               ----               ----
Net sales                                       $ 231,783,872      $ 182,998,305      $ 146,089,348

Cost of goods sold                                110,746,344        102,229,142         87,004,617
                                                -------------      -------------      -------------

     Gross profit                                 121,037,528         80,769,163         59,084,731
                                                -------------      -------------      -------------

Operating expenses:
  Selling                                          24,834,113         18,615,057         15,014,132
  Research and development                          6,347,284          3,504,553          2,208,436
  General and administrative                       30,243,305         15,922,824         12,286,798
  Restructuring and other unusual charges          14,330,573                 --          2,979,146
                                                -------------      -------------      -------------

     Total operating expenses                      75,755,275         38,042,434         32,488,512
                                                -------------      -------------      -------------

     Income from operations                        45,282,253         42,726,729         26,596,219

Interest expense (income), net                      3,025,741           (822,981)           (58,337)
Other expense (income), net                        (3,085,438)        (2,699,335)           133,278
                                                -------------      -------------      -------------

Income before income tax provision                 45,341,950         46,249,045         26,521,278

Income tax provision                                3,472,735          4,998,794          2,938,879
                                                -------------      -------------      -------------

Net income                                      $  41,869,215      $  41,250,251      $  23,582,399
                                                =============      =============      =============

Per share amounts:
Earnings per share of common stock
and common stock equivalents:
    Basic                                       $         .78      $         .79      $         .46
    Diluted                                     $         .70      $         .70      $         .42

Weighted average number of shares of common
stock and common stock equivalents
outstanding:
    Basic                                          53,344,082         52,260,538         50,943,814
    Diluted                                        60,119,567         58,537,694         55,550,668


See notes to consolidated financial statements.

                              SAFESKIN CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                          1998             1997              1996
                                                          ----             ----              ----
Net income                                        $ 41,869,215     $ 41,250,251      $ 23,582,399
Other comprehensive income (loss)
     Foreign currency translation adjustments       18,694,714      (46,374,261)          337,693
                                                  ------------     ------------      ------------
Comprehensive income (loss)                       $ 60,563,929     $ (5,124,010)     $ 23,920,092
                                                  ============     ============      ============


See notes to consolidated financial statements.

                              SAFESKIN CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                    COMMON STOCK                    ADDITIONAL
                                           -------------------------------           PAID-IN             TREASURY
                                              SHARES             AMOUNT              CAPITAL           STOCK, AT COST
                                           -----------       -------------          ----------         --------------
Balance, January 1, 1996                    49,922,124       $     499,220       $  30,639,580        $          --
Exercise of common stock options             1,933,308              19,334           5,332,590                   --
Other comprehensive income                          --                  --                  --                   --
Forfeited stock related to stock grant        (233,336)             (2,333)           (858,093)                  --
Amortization of deferred
  compensation related to stock grant               --                  --                  --                   --
Tax benefit from exercise of
  options                                                                            3,729,263
Net income                                          --                  --                  --                   --
                                         -------------------------------------------------------------------------------
Balance, December 31, 1996                  51,622,096             516,221          38,843,340                   --
Exercise of common stock options             1,342,128              13,421           4,237,713                   --
Other comprehensive loss                            --                  --                  --                   --
Tax benefit from exercise of options                --                  --           4,436,400                   --
Net income                                          --                  --                  --
                                         -------------------------------------------------------------------------------
Balance, December 31, 1997                  52,964,224             529,642          47,517,453                   --
Exercise of common stock options             1,636,175              16,362           7,231,797                   --
Repurchase of common stock                  (1,999,900)                 --                  --          (73,589,169)
Other comprehensive income                          --                  --                  --                   --
Tax benefit from exercise of options                --                  --          16,061,831                   --

Fair value of options granted in
  acquisition                                       --                  --           1,564,000                   --
Value of options extended related
  to employee terminations                          --                  --           2,985,225                   --
Net income                                          --                  --                  --                   --
                                         -------------------------------------------------------------------------------
Balance, December 31, 1998                  52,600,499       $     546,004       $  75,360,306        $ (73,589,169)
                                         ===============================================================================



                                           ACCUMULATED
                                              OTHER
                                          COMPREHENSIVE           DEFERRED             RETAINED
                                          INCOME (LOSS)         COMPENSATION           EARNINGS                TOTAL
                                          -------------        -------------           --------                -----
Balance, January 1, 1996                  $     348,851        $  (1,012,895)       $  39,386,285       $  69,861,041
Exercise of common stock options                     --                   --                   --           5,351,924
Other comprehensive income                      337,693                   --                   --             337,693
Forfeited stock related to stock grant               --              860,426                   --                  --
Amortization of deferred
  compensation related to stock grant                --              152,469                   --             152,469
Tax benefit from exercise of
  options                                                                                                   3,729,263
Net income                                           --                   --           23,582,399          23,582,399
                                        -----------------------------------------------------------------------------
Balance, December 31, 1996                      686,544                   --           62,968,684         103,014,789
Exercise of common stock options                     --                   --                   --           4,251,134
Other comprehensive loss                    (46,374,261)                  --                   --         (46,374,261)
Tax benefit from exercise of options                 --                   --                   --           4,436,400
Net income                                           --                   --           41,250,251          41,250,251
                                        -----------------------------------------------------------------------------
Balance, December 31, 1997                  (45,687,717)                  --          104,218,935         106,578,313
Exercise of common stock options                     --                   --                   --           7,248,159
Repurchase of common stock                           --                   --                   --         (73,589,169)
Other comprehensive income                   18,694,714                   --                   --          18,694,714
Tax benefit from exercise of options                 --                   --                   --          16,061,831

Fair value of options granted
  in acquisition                                     --                   --                   --           1,564,000

Value of options extended related
  to employee terminations                           --                   --                   --           2,985,225

Net income                                           --                   --           41,869,215          41,869,215
                                        -----------------------------------------------------------------------------
Balance, December 31, 1998                $ (26,993,003)       $          --        $ 146,088,150       $ 121,412,288
                                        =============================================================================

                              SAFESKIN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                    1998              1997              1996
                                                                    ----              ----              ----
Cash flows from operating activities:
  Net income                                                $ 41,869,215      $ 41,250,251      $ 23,582,399
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                           12,838,676         7,138,338         6,094,758
      Exchange gain                                           (2,614,886)      (16,849,739)               --
      Restructuring and other unusual charges                 15,180,573                --         2,979,146
      Non-cash severance expense                               2,985,225                --                --
      Loss on sale of equipment                                   63,572           125,725            57,919
      Deferred income taxes                                   (5,328,169)        6,308,400        (2,287,424)
      Amortization of deferred compensation                           --                --           152,469
  Changes in operating assets and liabilities:
      Accounts receivable                                     (7,888,217)       (1,794,099)       (2,319,400)
      Inventory                                              (14,101,994)         (548,485)       (3,895,369)
      Other assets                                             2,252,800        (4,683,784)        1,161,148
      Accounts payable and accrued liabilities                (7,808,406)       22,595,759         5,411,489
                                                            ------------      ------------      ------------
    Net cash provided by operating activities                 37,448,389        53,542,366        30,937,135
                                                            ------------      ------------      ------------

Cash flows from investing activities:
  Net cash paid for acquisitions                             (14,346,460)      (14,463,092)               --
  Proceeds from sale of subsidiary                               574,703                --                --
  Purchases of property, plant and equipment                 (65,360,446)      (35,182,574)      (20,230,415)
  Proceeds from sale of equipment                                  2,470            52,113            36,519
                                                            ------------      ------------      ------------
    Net cash used by investing activities                    (79,129,733)      (49,593,553)      (20,193,896)
                                                            ------------      ------------      ------------


Cash flows from financing activities:
  Proceeds from issuance of common stock                       7,248,159         4,251,134         5,351,924
  Repurchase of common stock                                 (73,589,169)               --                --
  Increase (decrease) in long-term debt                       92,231,158                --        (2,750,000)
                                                            ------------      ------------      ------------
    Net cash provided by financing activities                 25,890,148         4,251,134         2,601,924
                                                            ------------      ------------      ------------

Effect of exchange rate changes on cash                        1,291,039          (548,456)          833,333
                                                            ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents         (14,500,157)        7,651,491        14,178,496
Cash and cash equivalents at beginning of year                23,916,959        16,265,468         2,086,972
                                                            ------------      ------------      ------------
Cash and cash equivalents at end of year                    $  9,416,802      $ 23,916,959      $ 16,265,468
                                                            ============      ============      ============

Supplemental cash flow information:
    Amounts paid for:
      Interest                                              $  3,525,579      $         --      $    133,550
      Income taxes                                          $        750      $      1,600      $  1,831,678

Supplemental schedule of non-cash investing activities:
    Assets acquired and liabilities assumed related
      to the Company's acquisitions were as follows:
      Fair value of assets acquired                         $ 22,029,979      $ 14,728,362
      Liabilities assumed                                     (6,119,519)         (265,270)
      Options granted                                         (1,564,000)               --
                                                            ------------      ------------
      Net cash paid for acquisitions                        $ 14,346,460      $ 14,463,092
                                                            ============      ============


See notes to consolidated financial statements.

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------

1.      Description of Business:

        Safeskin Corporation (the "Company") is a leading manufacturer of high quality disposable latex medical examination gloves for the United States market. The Company manufactures its products primarily in Thailand and Malaysia, using proprietary formulations and processes, for sale primarily in the United States.

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

        Foreign Currency Translation

        The accounts of the Company's foreign subsidiaries are measured using local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars at period-end exchange rates and income and expense accounts are translated at average exchange rates in effect during the year. Net currency exchange gains or losses resulting from such translation are included in accumulated other comprehensive loss.

        Foreign Currency Transactions and Hedging Activities

        The Company is exposed to exchange rate risk when its U.S. and non-U.S. subsidiaries enter into transactions denominated in currencies other than their functional currency. Certain firmly committed transactions are hedged with forward foreign exchange contracts. As exchange rates change, gains and losses on the exposed transactions are partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings. The Company's derivative activities, all of which consist of forward foreign exchange contracts, are initiated primarily to hedge intercompany receivables and payables.

        The forward foreign exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies based on pre-established exchange rates at the contracts maturity dates. If the counterparties to the exchange contracts (primarily AA rated international institutions) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for currency related fluctuations (generally limited to unrealized gains). Management believes using AA rated international institutions as counterparties to the hedging contracts minimizes the risk of non-performance.

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------

        For the years ended December 31, 1998 and 1997, the Company recognized foreign exchange transaction net gains of $10,290,876 and $19,837,286 related to transactions with its manufacturing subsidiaries in Malaysia and Thailand, offset by net losses on forward foreign exchange contracts of $7,858,753 and $16,441,247, which have been recorded net as other income in the accompanying statement of operations. Gains and losses from foreign currency transactions for the year ended December 31, 1996 were not significant.

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

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------

        been retroactively restated to reflect the stock split.

        On February 17, 1998, the Company authorized a two-for-one stock split of its common stock to be effective in the form of a stock dividend to be distributed on April 1, 1998 to shareholders of record at the close of business on February 27, 1998. The holders of the Company's common stock received a stock dividend at the rate of one share of common stock for each share of common stock owned. The par value of each share will not change from $.01. All share and per share amounts have been retroactively restated to reflect the stock split.

        Revenue Recognition

        The Company recognizes revenue upon shipment of products to customers. The Company's net sales are derived from the sales of finished products, net of contractual allowable rebates and fees provided to distributors and group purchasing organizations for the resale of the Company's products in specific volumes to specified end user customers. The Company estimates allowable rebates on a monthly basis through the analysis of actual sales and inventory information from customers, contractual arrangements and historical trends related to actual rebates issued.

        Research and Development Expenses

        Expenditures for research and development of new products are expensed as incurred. Research and development expenses incurred by the Company were approximately $6,347,000, $3,504,000 and $2,209,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

        Stock Based Compensation

        Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option.

        Net Income Per Share

        The Company accounts for net income per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common stock equivalents. Common stock options are common stock equivalents and are included in the weighted average

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------

        number of common shares outstanding using the treasury stock method.

        Comprehensive Income

        The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, during 1998. This standard expands or modifies disclosures, and accordingly, has no impact on the Company's financial position, results of operations or cash flows.

        Segment Reporting

        The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, during 1998. The implementation of this standard results in the use of a management approach in identifying segments of an enterprise. Management has determined that segment disclosures are not appropriate because the Company operates in only one segment.

        Derivative Instruments

        During 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued effective for all fiscal quarters for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect the adoption of this statement to materially effect the consolidated financial statements.

        Reclassifications

        Certain amounts have been reclassified in the prior periods to conform with the current year presentation.

3.      Inventory:

        Inventory at December 31, 1998 and 1997 consisted of:


                                          1998            1997
                                          ----            ----
                  Raw materials       $ 5,587,270     $ 2,700,643
                  Work in process         908,723         690,480
                  Finished goods       30,560,828      17,851,609
                                      -----------     -----------
                                      $37,056,821     $21,242,732
                                      ===========     ===========


4.      Property, Plant and Equipment:

        Property, plant and equipment at December 31, 1998 and 1997 consisted of:


                                                      1998             1997
                                                      ----             ----
                Land                              $  8,770,647     $  4,488,277
                Buildings and improvements          19,195,015        8,651,187
                Machinery and equipment             72,646,589       31,741,450
                Computer and office equipment       16,034,551        9,020,427
                Construction in progress            27,980,570       12,402,336
                                                  ------------     ------------
                                                   144,627,372       66,303,677
                Less accumulated depreciation       25,171,020       13,399,406
                                                  ------------     ------------
                                                  $119,456,352     $ 52,904,271
                                                  ============     ============

        Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------

        Long-Lived Assets to be Disposed of ("SFAS 121"), requires the evaluation of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. (See Note 14).

5.      Accrued Liabilities:

        Accrued liabilities at December 31, 1998 and 1997 consisted of:


                                                               1998            1997
                                                               ----            ----
             Accrued compensation                          $ 8,543,163     $ 4,061,135
             Accrued restructuring charges                   5,158,889              --
             Accrued equipment purchase orders               2,476,927       2,185,935
             Income taxes payable                            1,898,355         431,847
             Forward foreign exchange contract accrual              --      12,062,942
             Other                                           6,438,044       4,182,764
                                                           -----------     -----------
                                                           $24,515,378     $22,924,623
                                                           ===========     ===========


        In connection with the restructuring activities related to the closure of the Company's facilities in Ipoh, Malaysia and Vista and Santa Maria, California, the Company accrued restructuring charges totaling

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------

        $5,158,889 at December 31, 1998. These charges related primarily to liabilities associated with anticipated employee termination costs totaling $3,809,545 and costs associated with the write-off of an equipment lease and costs to renovate a leased facility totaling $1,349,344. As a result of the restructuring activities, the Company anticipates that approximately 1,800 employees will be terminated primarily in Malaysia, in the first quarter of 1999. (See Note 14).


        As of December 31, 1997, the forward foreign exchange contract accrual results from outstanding forward foreign exchange contracts to purchase Malaysian ringgit in the amount of $35,466,327, with a weighted average exchange rate of 2.78 Malaysian ringgit to 1 U.S. dollar. As of December 31, 1998, there were no forward foreign exchange contracts outstanding.

6.      Long-Term Debt:

        During 1998, the Company amended its unsecured domestic two-year credit facility for financing general working capital needs up to a maximum of $40,000,000 in borrowings (the "Credit Facility"). Obligations under this arrangement are due July 31, 2000 and bear interest at the London Interbank Offered Rate (LIBOR) plus .80% or the banks' reference rate. The credit facility specifies various financial covenants such as minimum quick ratio, tangible net worth, debt to equity, and profitability. As of December 31, 1998 and 1997, there were approximately $12,000,000 and $0, respectively, outstanding under this credit facility.

        On July 30, 1998, the Company, through its subsidiary Safeskin (B.V.I.) Limited ("Safeskin BVI"), entered into and closed a credit agreement for a $100 million loan facility (the "BVI Facility") with Union Bank of California, N.A., as Agent. The BVI Facility was secured by a first priority lien on the Common Stock of the Company purchased by Safeskin BVI, a first priority lien on all the assets of Safeskin BVI and a first priority pledge of the capital stock and beneficial interest in Safeskin Corporation (Thailand) Limited. Safeskin BVI had the option to accrue interest on the BVI Facility at an annual rate equal to either (i) the base rate plus 0.25% or (ii) LIBOR plus 1.75%. As of December 31, 1998, there was approximately $80,000,000 outstanding under this credit facility. This credit facility was restructured subsequent to December 31, 1998, and as such has been recorded as long-term debt in accordance with the new agreements (see Note 13).

        The Company has foreign credit facilities for financing general working capital needs up to a maximum of approximately $9,100,000. These facilities bear interest ranging from 9.65% to 13.90% at December 31, 1998 and 9.3% to 11.3% at December 31, 1997. These facilities are guaranteed by the Company. As of December 31, 1998 and 1997, there were no borrowings outstanding under these foreign credit facilities.

7.      Foreign Operations:

        The Company has wholly-owned subsidiaries that operate manufacturing facilities in the countries of Malaysia and Thailand. Principally all of the subsidiaries' sales are to other subsidiaries of the Company and are, therefore, eliminated in consolidation. Further, the Company has wholly-owned subsidiaries in Germany, the Netherlands and the United Kingdom that operate as limited-risk distributors. Domestic product sales was 89% of net consolidated sales for the year ended December 31, 1998. For the years ended December 31, 1997 and 1996, domestic product sales were 88% of net consolidated sales.

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------

        Included in the consolidated balance sheets are the following domestic and foreign components at December 31, 1998 and 1997:


                                                        1998             1997
                                                        ----             ----
            Current assets:
            Domestic                                $ 48,274,366     $ 43,960,273
            Foreign                                   40,540,004       29,087,615
                                                    ------------     ------------
                                                    $ 88,814,370     $ 73,047,888
                                                    ============     ============
            Property, plant and equipment, net:
            Domestic                                $ 10,391,275     $  7,184,131
            Foreign                                  109,065,077       45,720,140
                                                    ------------     ------------
                                                    $119,456,352     $ 52,904,271
                                                    ============     ============
            Other assets:
            Domestic                                $ 21,473,335     $  3,658,055
            Foreign                                   19,217,051        8,910,190
                                                    ------------     ------------
                                                    $ 40,690,386     $ 12,568,245
                                                    ============     ============
            Total assets:
            Domestic                                $ 80,138,976     $ 54,802,459
            Foreign                                  168,822,132       83,717,945
                                                    ------------     ------------
                                                    $248,961,108     $138,520,404
                                                    ============     ============

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------

8.      Income Taxes:

        The income tax provision for the years ended December 31, 1998, 1997 and 1996, consists of the following:


                                     1998              1997              1996
                                     ----              ----              ----
            Current:
            Federal             $ 20,741,000      $  2,131,000      $  3,078,000
            State                  3,654,000           509,000           312,000
            Foreign                  468,000           487,000            (5,000)
                                ------------      ------------      ------------
                                  24,863,000         3,127,000         3,385,000
                                ------------      ------------      ------------
            Deferred:
            Federal              (12,945,000)        1,618,000          (433,000)
            State                 (8,445,000)          254,000           (13,000)
                                ------------      ------------      ------------
                                 (21,390,000)        1,872,000          (446,000)
                                ------------      ------------      ------------
            Total provision     $  3,473,000      $  4,999,000      $  2,939,000
                                ============      ============      ============


        The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate (35%) to income before provision for income taxes. The items causing this difference for the periods ended December 31, 1998, 1997 and 1996 are as follows:


                                                                   1998         1997         1996
                                                                   ----         ----         ----
               Statutory federal rate                               35.0%        35.0%        35.0%
               Foreign taxes less than federal statutory rate      (44.3)       (25.5)       (23.7)
               IRC Sec. 351 inventory basis difference             (52.2)           --           --
               US tax on foreign earnings                            4.5           --           --
               Change in valuation allowance                        73.7          1.1          2.0
               Miscellaneous                                        (9.0)          .2         (2.2)
                                                                  ------       ------       ------
               Effective tax rate                                    7.7%        10.8%        11.1%
                                                                  ======       ======       ======


        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax asset as of December 31, 1998 and the deferred tax liability as of December 31, 1997 are as follows:


                                                          1998              1997
                                                          ----              ----
                 Deferred tax assets (liability):
                 Net operating losses                 $ 62,053,000      $  4,565,000
                 Depreciation and amortization           1,418,000         2,428,000
                 Bad debt reserves                         492,000           439,000
                 Rebate reserves                         2,349,000           486,000
                 Inventory reserves                        342,000           110,000
                 Foreign exchange reserve                       --           827,000

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------


                                                          1998              1997
                                                          ----              ----
                 Charitable contributions                   26,000           298,000
                 State taxes                            (3,217,000)         (266,000)
                 Other                                   1,983,000           753,000
                                                      ------------      ------------
                                                        65,446,000         9,640,000
                 Other liabilities                     (15,000,000)       (7,604,000)
                 Valuation allowance                   (38,321,000)       (3,905,000)
                                                      ------------      ------------
                 Total                                $ 12,125,000      $ (1,869,000)
                                                      ============      ============


        A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        In Malaysia, the subsidiary company has been granted pioneer status under that country's Promotion of Investment Act of 1986. As a result of the pioneer status, the subsidiary company was exempt from paying tax on profit earned from pioneer products through September 1998. In Thailand, the subsidiary company has been granted exempt status with respect to profit earned through 2003 under that country's Investment Promotion Act, and has been granted a reduced tax rate through 2007. As the Company begins to build new production facilities in Thailand, it has applied for and received similar tax free status for these operations.

        As of December 31, 1998, the Company has net operating loss carryovers of approximately $144,571,000, $147,618,000 and $1,967,000 for federal, state, and foreign tax purposes. At December 31, 1997, the Company had net operating loss carryovers of approximately $6,780,000, $5,684,000 and $1,967,000 for federal, state, and foreign tax purposes. These carryovers expire in various years through 2013.

        The Company does not provide for income taxes which would be payable if undistributed earnings of its foreign subsidiaries were remitted because the Company considers these earnings to be invested indefinitely. During the years ended December 31, 1998 and 1997, the Company recorded tax benefits from stock option exercises of $16,062,000 and $4,436,000, respectively, which were credited to shareholders' equity.

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------

9.      Commitments and Contingencies:

        At December 31, 1998, approximate future minimum rental payments applicable to noncancelable operating leases for office and warehouse space were as follows:



                             1999                           $1,814,760
                             2000                            1,739,321
                             2001                              587,645
                             2002                              444,676
                             2003                              256,654
                                                            ----------
                                                            $4,843,056
                                                            ==========


        Rent expense for the years ended December 31, 1998, 1997 and 1996 was $2,585,000, $1,547,000 and $1,144,000, respectively.

        The Company has outstanding contractual commitments at December 31, 1998 for the construction of plant and equipment in Thailand in the approximate amount of $12,481,000.

        Subsequent to December 31, 1998, the Company entered into various debt agreements which restructure the Company's existing credit facilities (see Note 13).

        Litigation

        As of December 31, 1998, approximately 213 product liability lawsuits seeking monetary damages, in most cases of an unspecified amount, were pending in federal and state courts against the Company and other manufacturers of latex gloves. These lawsuits allege injuries ranging from dermatitis to severe allergic reactions caused by the residual chemicals or latex proteins in gloves worn by medical workers while performing their duties. On February 26, 1997, the Judicial Panel on Multi-District Litigation entered an order transferring all latex allergy lawsuits brought on behalf of healthcare workers against the Company and other latex glove manufacturers in the Federal courts to the United States District Court for the Eastern District of Pennsylvania, consolidating those cases for discovery management and other pre-trial proceedings. The Company has referred the defense of these lawsuits to its insurance carriers.

        Since March 11, 1999, approximately fifteen lawsuits (collectively the "Securities Actions") have been filed in the U.S. District Court for the Southern District of California against the Company and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The Securities Actions were brought by plaintiffs in their individual capacity and on behalf of purposed class of persons who purchased or otherwise acquired the Company's publicly traded securities during various periods occurring between October 23, 1997 and March 11, 1999. They allege that plaintiffs purchased the Company's securities at prices artificially inflated by defendants' misrepresentations and omissions concerning the Company's financial condition and prospects and seek an unspecified amount of damages. In addition, a shareholder derivative action has been filed against certain of the Company's directors, and the Company as a nominal defendant, in the Supreme Court of the State of California, San Diego County (the "Derivative Action"). The Derivative Action alleges breach of fiduciary duty, waste of corporate assets and gross negligence in connection with the Company's stock buy back program and seeks an unspecified amount of damages. Defendants' time to respond to the allegations made in the Securities Actions and the Derivative Action has not yet expired, however, the Company believes that these claims are without merit and intends to contest the claims vigorously.

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------

        From time to time, the Company is involved in other litigation relating to claims arising out of its operations in the normal course of business. As of the date hereof, the Company is not a party to any other legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's business, results of operation or financial condition.

        The Company's tax returns for the years ended December 31, 1995, 1996 and 1997 are currently being audited by the Internal Revenue Service.

10.     Equity Compensation Plan and Stock Options:

        The Company's Equity Compensation Plan (the "Plan"), adopted in 1993, provides for the issuance of stock options, stock appreciation rights and restricted stock to eligible directors, certain employees, and consultants. The Company has reserved 14,689,118 shares of common stock for issuance under the Plan.

        All stock options are granted at a price not less than the fair market value on the date the option is granted. The stock options granted can be exercised over periods of zero to ten years from the date of grant and will expire ten years from the date of grant.

        The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation costs for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, net income and net income per common share would have been reduced to the pro forma amounts indicated below:


                                                    1998            1997           1996
                                                    ----            ----           ----
        Net income:
        As reported                              $41,869,215    $41,250,251     $23,582,399
        Pro forma                                 23,047,236     38,791,856      21,221,580

        Basic earnings per share:
        As reported                                     $.78           $.79            $.46
        Pro forma                                        .43            .74             .42

        Diluted earnings per share:
        As reported                                     $.70           $.70            $.42
        Pro forma                                        .38            .66             .38

        The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996:dividend yield of 0%; expected volatility of 55.4%, 51.6% and 52.7%, respectively; risk-free interest rate ranging from 5.0% to 7.2%; and expected lives of 4 to 6 years.

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------

        Stock option activity for the years ended December 31, 1998, 1997 and 1996 was as follows:


                                                                                     WEIGHTED-AVERAGE
                                                                     OPTIONS              PRICES
                                                                     -------              ------
        Outstanding at January 1, 1996                              8,381,600              $3.43
               Granted                                              2,932,800              $6.12
               Exercised                                           (1,756,600)             $3.04
               Forfeited                                             (318,133)             $3.60
                                                                    ---------              -----
        Outstanding at December 31, 1996                            9,239,667              $4.35
               Granted                                              2,088,200             $15.26
               Exercised                                           (1,165,420)             $3.64
               Forfeited                                             (333,120)             $4.72
                                                                    ---------              -----
        Outstanding at December 31, 1997                            9,829,327              $6.74
               Granted                                              2,856,550             $33.67
               Exercised                                           (1,636,175)             $4.43
               Forfeited                                             (359,295)            $14.04
                                                                    ---------             ------
        Outstanding at December 31, 1998                           10,690,407             $14.04
                                                                   ==========             ======

        Shares exercisable as of December 31, 1998                  5,980,671             $10.75
                                                                    =========             ======


        As of December 31, 1998, 1997 and 1996, options outstanding have exercise prices between $2.50 and $50.00, $2.50 and $28.13, and $2.50 and $12.94, respectively, and a weighted-average remaining contractual life ranging from 4 to 6 years.

        During 1995, the Company issued a restricted stock grant of 400,000 shares at $3.69, the fair market value at date of grant, to a former executive of the Company. Restrictions on the shares granted lapse in five annual installments beginning in January of 1996 through January 2000. During 1996, 233,336 shares relating to this restricted stock grant were forfeited, in conjunction with the terms of a separation agreement between the Company and the former executive. At December 31, 1998, options to acquire the 166,664 shares had been exercised.

        In August 1990, the Company granted an option to an employee, which expires July 2000, to purchase 883,540 shares of common stock at an option price of $.06 per share. The option provides for the exercise of 176,708 shares at the grant date and the exercise of 176,708 shares annually from April 1994 through April 1997. At December 31, 1997, options to acquire the 883,540 shares had been exercised.

11.     Major Customers and Concentrations of Credit Risk:

        Major customers are those that individually account for more than 10% of the Company's consolidated net sales. During 1998, two customers accounted for approximately 17.3% and 16.4% of consolidated net sales. During 1997, two customers accounted for approximately 22.2% and 19.6% of consolidated net sales. During 1996, two customers accounted for approximately 21.7% and 22.5% of consolidated net sales.

        The majority of the Company's sales are to medical supply distribution companies. This could unfavorably affect the Company's overall exposure to credit risk inasmuch as these customers could be affected by similar economic or other conditions. At December 31, 1998, 1997 and 1996, approximately 51.9%, 55.5%, and

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------

        50.2%, respectively, of net receivables were represented by three customers. Historically, the Company's uncollectible accounts receivable have not been significant, and typically the Company does not require collateral for its receivables.

        In addition, in assessing its concentration of credit risk related to cash and cash equivalents, the Company places its cash and cash equivalents, which may at times exceed FDIC insurance limits, in foreign and domestic financial institutions.

12.     Employee Benefits:

        The Company's 401(k) defined contribution plan (the "401(k) Plan"), adopted in 1995, is available to eligible employees who have completed at least three months of service. Participants may defer, until termination of employment with the Company, salary up to the limit imposed by the Internal Revenue Code for any calendar year. In 1998, 1997 and 1996, contributions were matched by the Company in an amount equal to 33-1/3% of the participant's contribution. For the years ended December 31, 1998, 1997 and 1996, the Company incurred costs of approximately $390,000, $276,000, and $139,000, respectively, in connection with the 401(k) Plan.

        The Company's deferred compensation plan, adopted in 1997, is available to certain eligible highly compensated employees. Participants may defer, until termination of employment with the Company, up to 50% of annual salary and 100% of incentive compensation in conjunction with this plan. In 1998 and 1997, contributions were matched by the Company in an amount equal to 25% of the participants' contributions. For the years ended December 31, 1998 and 1997, the Company incurred costs of approximately $385,000 and $45,000, respectively, in conjunction with this plan.

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------

13.     Subsequent Events

        On March 5, 1999, the Company's existing bank borrowings were restructured as a $100 million facility, including a $60 million term loan (the "Term Loan") and a $40 million revolving credit facility (the "Revolver") both maturing in 2004. The Term Loan and the Revolver bear interest at approximately LIBOR plus 1.25%, however, the rate may vary according to certain financial ratios. In conjunction with the aforementioned bank borrowings, the Company issued $40 million of senior secured notes due 2009 (the "Notes") with a final maturity of ten years and an average life of seven-years. The Notes will constitute senior debt of the Company, ranking pari passu with the Company's other senior bank indebtedness. The Notes bear interest at an annual rate of 6.89%. The proceeds of the Term Loan, the Revolver and the Notes were used to repay outstanding amounts under the Credit Facility and the BVI Facility, which were subsequently canceled. The Term Loan, Revolver, and the Notes will all be secured by certain assets of the Company as well as a guarantee of all current and future significant domestic subsidiaries. The Company's future principal payments associated with the Term Loan will be due on a quarterly basis beginning on June 30, 1999 through June 30, 2004. Applicable to the Term Loan and the Notes, future minimum principal payments will be as follows:


                            1999                     $ 4,500,000
                            2000                       8,250,000
                            2001                      11,250,000
                            2002                      14,250,000
                            2003                      20,264,300
                            Thereafter                41,485,700
                                                    ------------
                                                    $100,000,000
                                                    ============

        The Company also entered into a seven year lease (the "Lease") for a new corporate headquarters campus facility to be constructed for the Company. The lessor of the campus has committed to fund up to a maximum of $60 million for the construction of the campus, with the portion of the committed amount actually used to be determined by the Company. The Company has the option to purchase the leased premises at any time during the lease. If the Company elects not to purchase the premises, the Company has guaranteed that the lessor, upon subsequent sale of the building, will receive a percentage of the total amount of funding, up to $53.9 million. The Company's lease obligations, including the payment of rents and the payment of the guaranteed residual value is secured by the Company's interest in the real estate subject to the Lease and, pari passu with the lenders on the Term Loan, Revolver, and Notes, certain other assets of the Company.

14.     Restructuring and Other Unusual Charges

        During 1996, Safeskin announced plans to move all of its remaining latex examination glove production from its Malaysian facility to its Thailand facility. Safeskin also announced that the Malaysian facility would continue to operate as Safeskin's manufacturing source of higher-value synthetic, surgical, and scientific products. In connection with the move, Safeskin recognized expense of approximately $3 million in the fourth quarter of 1996, reflected in the accompanying financial statements as a component of restructuring and other unusual charges. At December 31, 1996, the Malaysian facility was considered held for sale. During 1997, Safeskin extended the planned use of the Malaysian facility due to existing production requirements and the timing of bringing new production capacity on-line in Thailand. During 1998, Safeskin successfully increased its examination glove production capacity at its existing Thailand facility and commenced operations at its new 54-acre manufacturing facility in Thailand. This facility was constructed to provide additional capacity for the production of Safeskin's synthetic, surgical, and scientific products. As a result of this increased capacity in Thailand, during 1998 Safeskin decided to move all of its remaining examination, surgical, and synthetic glove production from its Ipoh, Malaysia and Vista, California production facilities to Safeskin's manufacturing facilities in Thailand by the end of the first quarter of 1999. In addition, Safeskin announced that it had completed the integration of AQL in the fourth quarter of 1998 by relocating AQL's offices from Santa Maria, California to Safeskin's corporate headquarters in San Diego, California. In connection with the closure of Safeskin's facilities in Ipoh, Malaysia and Vista and Santa Maria, California, Safeskin recognized expense of $14,331,000 in the fourth quarter of 1998, reflected in the accompanying financial statements as a component of restructuring and other unusual charges. This expense consists of approximately $5,134,000 related to fixed assets written down to estimated fair value, $3,883,000 related to employee termination costs, $3,335,000 related to impairment of goodwill associated with the Tactyl acquisition, $1,535,000 related to the write-off of leased equipment and the costs to renovate a leased facility, and approximately $444,000 associated with various other unusual charges. All remaining assets were assumed to be scrapped at the disposition date. The net book value of assets expected to be disposed of totaled approximately $14 million as of December 31, 1998.

15.     Acquisitions

        In May 1998, the Company acquired Sensicon Corporation, a San Diego based developer and manufacturer of non-latex products. The acquisition, which has been accounted for under the purchase method, included an acquisition price of approximately $6 million in cash paid at the closing. The excess purchase price over the fair value of the net assets acquired of $5.9 million was recorded as goodwill, which is being amortized over 15 years.

        In February 1998, the Company completed the acquisition accounted for under the purchase method of Absolute Quality Leadership, Inc. ("AQL"), a California-based marketer of glove products for the high-technology and scientific markets. The acquisition, which has been accounted for under the purchase method, included an acquisition price of approximately $8.8 million and $1,564,000 in stock options issued plus certain contingent payments totaling approximately $2 million based upon the performance of the Company's scientific business unit. The Company has changed the name of AQL to Safeskin Scientific Corporation. The excess purchase price over the fair value of the net assets acquired of $8.8 million was recorded as goodwill, which is being amortized over 15 years.

        In March 1997, the Company acquired the synthetic glove business of Tactyl Technologies, Inc., a San Diego based developer and manufacturer of non-latex surgical gloves for the domestic and international markets. The acquisition, which has been accounted for under the purchase method, included an acquisition price of approximately $14.5 million in cash paid at the closing, plus up to an additional $5 million cash payment which was contingent upon the Tactyl business achieving certain future sales and performance targets, including the development of the next generation of synthetic latex technology. The excess purchase price over the fair value of the net assets acquired of $12.2 million was recorded as goodwill, which is being amortized over 15 years. In May 1998, Safeskin made a final payment related to this agreement totaling approximately $3.3 million, which has been recorded as an addition to goodwill and is being amortized over its remaining life. During the fourth quarter of 1998, the Company recognized expense of $3,335,000 related to goodwill impairment associated with the Tactyl acquisition integration (see Note 14).

                              SAFESKIN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------

16.     Quarterly Financial Data (Unaudited):

        Summarized quarterly financial data for the periods ended December 31, 1998 and 1997 is as follows (in thousands except per share amounts):


                                                                                    BASIC            DILUTED
                                                                  NET INCOME    EARNINGS (LOSS)    EARNINGS (LOSS)
                                   REVENUES      GROSS PROFIT       (LOSS)        PER SHARE          PER SHARE
                                   --------      ------------       ------      ---------------    ---------------

        1998:
        December 31                $59,878         $31,537         $  (954)         $(.02)             $(.02)
        September 30 (as restated)  59,968          30,907          14,512            .27                .24
        September 30
        (as previously reported)    61,568          31,972          16,152            .30                .27
        June 30                     58,642          30,752          14,997            .28                .25
        March 31                    53,298          27,842          13,314            .25                .22

        1997:
        December 31                $49,985         $22,234         $11,997          $ .23              $ .20
        September 30                46,897          20,265          11,560            .22                .20
        June 30                     44,948          19,839           9,203            .18                .16
        March 31                    41,168          18,431           8,490            .16                .15

On March 11, 1999, the Company announced that it had determined that the distributors with which the Company does business were carrying higher than previously estimated levels of inventory of the Company's products. As such, the Company re-examined the 1998 financial statements considering the higher inventory levels and, as a result, determined that the accrual for sale rebates at September 30, 1998 was understated by approximately $1.6 million. In addition, the Company recorded certain other adjustments in the quarter ended September 30, 1998 that in the aggregate were not material. Accordingly, the Company has restated the financial statements for the quarter ended September 30, 1998 for these adjustments, which resulted in a reduction in net income compared to what was previously reported in the amount of approximately $1.6 million.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Safeskin Corporation:

We have audited the consolidated financial statements of Safeskin Corporation as of December 31, 1998 and 1997, and for the years then ended and have issued our report thereon dated April 5, 1999; such financial statements and report are included in this Annual Report on Form 10-K. Our audits also included the financial statement schedules of Safeskin Corporation, listed in Item 14. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. The financial statements of Safeskin Corporation for the year ended December 31, 1996 were audited by other auditors whose report, dated February 17, 1997, expressed an unqualified opinion on those statements.


Deloitte & Touche LLP
San Diego, California
April 5, 1999

                              SAFESKIN CORPORATION
                              (PARENT COMPANY ONLY)

                                   SCHEDULE I
                CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

        The following condensed financial statements reflect those of the parent company only. For this purpose only, the parent company has accounted for its subsidiaries on the equity method of accounting.

        All footnote disclosures have been omitted because all the information is included in the Safeskin Corporation consolidated financial statements included elsewhere in this Report.

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                                                           1998                  1997
                                                           ----                  ----
ASSETS
Current assets:
Cash and cash equivalents .....................   $         158         $  21,908,840
Accounts receivable ...........................      23,434,089            18,243,363
Inventory .....................................       3,891,471            10,092,806
Other current assets ..........................       3,316,079               836,805
                                                  -------------         -------------
Total current assets ..........................      30,641,797            51,081,814
Investment in and advances to wholly-owned
subsidiaries ..................................     204,082,958           111,140,323
Property, plant and equipment, net ............       9,876,330             6,240,405
Deferred taxes and other assets ...............      15,166,115               116,034
                                                  -------------         -------------
Total assets ..................................   $ 259,767,200         $ 168,578,576
                                                  =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities ......   $  13,531,459         $  10,016,903
Payable to wholly-owned subsidiaries ..........      44,546,772            49,888,432
Current portion of long-term debt .............       4,500,000                    --
                                                  -------------         -------------
Total current liabilities .....................      62,578,231            59,905,335
Long-term debt ................................       7,731,158                    --
Other long-term liabilities ...................       2,140,682             2,094,928
                                                  -------------         -------------
Total liabilities .............................      72,450,071            62,000,263
Shareholders' equity:
Common stock ..................................         546,004               529,642
Additional paid-in-capital ....................      75,360,306            47,517,453
Treasury stock ................................      (7,684,328)                   --
Accumulated other comprehensive loss ..........     (26,993,003)          (45,687,717)
Retained earnings .............................     146,088,150           104,218,935
                                                  -------------         -------------
Total shareholders' equity ....................     187,317,129           106,578,313
                                                  -------------         -------------
Total liabilities and shareholders' equity ....   $ 259,767,200         $ 168,578,576
                                                  =============         =============

                              SAFESKIN CORPORATION
                              (PARENT COMPANY ONLY)

                            SCHEDULE I - (CONTINUED)
                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                           1998                  1997                  1996
                                                           ----                  ----                  ----
Net sales .....................................   $ 195,452,471         $ 158,938,566         $ 128,614,248
Cost of goods sold ............................     148,649,166           121,347,644            95,576,710
                                                  -------------         -------------         -------------
      Gross profit ............................      46,803,305            37,590,922            33,037,538
                                                  -------------         -------------         -------------

Operating expenses:
      Selling .................................      19,849,696            19,292,100            15,935,764
      Research and development ................       5,307,131             3,120,780             2,042,754
      General and administrative ..............      26,209,675            14,731,012            12,286,798
      Restructuring and other unusual
             charges ..........................         113,050                    --                    --
                                                  -------------         -------------         -------------
       Total operating expenses ...............      51,479,552            37,143,892            30,265,316
                                                  -------------         -------------         -------------
       Income (loss) from operations ..........      (4,676,247)              447,030             2,772,222
Interest expense (income), net ................         624,852              (676,270)              (58,337)
Other expense (income), net ...................      (6,115,538)              331,739              (534,673)
Equity in net income of wholly-owned
subsidiaries ..................................     (44,527,511)          (45,457,484)          (23,156,046)
                                                  -------------         -------------         -------------
       Income before income tax provision .....      45,341,950            46,249,045            26,521,278
Income tax provision ..........................       3,472,735             4,998,794             2,938,879
                                                  -------------         -------------         -------------
       Net income .............................   $  41,869,215         $  41,250,251         $  23,582,399
                                                  =============         =============         =============

                              SAFESKIN CORPORATION
                              (PARENT COMPANY ONLY)

                            SCHEDULE I - (CONTINUED)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                            1998                 1997                 1996
                                                            ----                 ----                 ----
 Cash flows from operating activities:
Net income ......................................   $ 41,869,215         $ 41,250,251         $ 23,582,399
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization ...................      3,777,241            1,445,783              761,231
Exchange (gain) loss ............................     (2,000,000)           2,000,000                   --
Restructuring and other unusual charges .........        113,050                   --                   --
Non-cash severance expense ......................      2,985,225                   --                   --
Loss on disposal of equipment ...................          6,669               21,209                6,542
Deferred taxes ..................................     (5,328,169)           6,308,400           (2,287,424)
Amortization of deferred compensation ...........             --                   --              152,469
Undistributed net income of wholly-owned
subsidiaries ....................................    (44,527,511)         (45,457,484)         (23,156,046)
 Change in operating assets and liabilities:
Accounts receivable .............................     (5,190,726)            (167,990)          (1,742,990)
Inventory .......................................      6,201,335           16,266,137           (7,602,653)
Other assets ....................................      3,747,594               41,332            3,188,760
Accounts payable and other accrued
 liabilities ....................................      5,560,309            5,970,404            5,738,454
Payable to wholly-owned subsidiaries ............     (5,341,660)           3,334,626           15,023,324
                                                    ------------         ------------         ------------
Net cash provided by operating activities .......      1,872,572           31,012,668           13,664,066
                                                    ------------         ------------         ------------

 Cash flows from investing activities:
  Decrease (increase) in investment in and
     advances to wholly-owned subsidiaries ......    (17,654,651)          (9,751,357)           1,927,507
   Net cash paid for acquisitions ...............    (11,076,460)         (14,463,092)                  --
  Proceeds from sale of subsidiary ..............        574,703                   --                   --
  Purchase of property, plant and equipment .....     (7,419,835)          (3,686,946)          (3,750,137)
  Proceeds from sale of equipment ...............             --               32,208                9,000
                                                    ------------         ------------         ------------
   Net cash used by investing activities ........    (35,576,243)         (27,869,187)          (1,813,630)
                                                    ------------         ------------         ------------

 Cash flows from financing activities:
Increase (decrease) in long-term debt ...........     12,231,158                   --           (2,750,000)
Proceeds from issuance of common stock ..........      7,248,159            4,251,134            5,351,924
  Repurchase of common stock ....................     (7,684,328)                  --                   --
                                                    ------------         ------------         ------------
   Net cash provided by financing activities ....     11,794,989            4,251,134            2,601,924
                                                    ------------         ------------         ------------

 Net increase (decrease) in cash and cash
     equivalents ................................    (21,908,682)           7,394,615           14,452,360
 Cash and cash equivalents at beginning of
     year .......................................     21,908,840           14,514,225               61,865
                                                    ------------         ------------         ------------
 Cash and equivalents at end of year ............   $        158         $ 21,908,840         $ 14,514,225
                                                    ============         ============         ============

                              SAFESKIN CORPORATION
                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 1998, 1997 AND 1996


                                                     BALANCE AT          CHARGES TO                             BALANCE AT
                                                    DECEMBER 31,         COSTS AND                             DECEMBER 31,
    DESCRIPTION                                        1997              EXPENSES           DEDUCTIONS             1998
    -----------                                        ----              --------           ----------             ----
Allowance for doubtful accounts receivable ....     $  966,000          $  231,000          $   16,000          $1,181,000
Allowance for inventory cost to net
realizable value ..............................     $  266,000          $1,267,000          $  164,000          $1,369,000



                                                     BALANCE AT         CHARGES TO                              BALANCE AT
                                                    DECEMBER 31,        COSTS AND                              DECEMBER 31,
    DESCRIPTION                                        1996              EXPENSES           DEDUCTIONS             1997
    -----------                                        ----              --------           ----------             ----
Allowance for doubtful accounts receivable ....     $  665,000          $  301,000          $       --          $  966,000
Allowance for inventory cost to net
realizable value ..............................     $1,112,000          $   33,000          $  879,000          $  266,000


                                                     BALANCE AT          CHARGES TO                             BALANCE AT
                                                    DECEMBER 31,         COSTS AND                             DECEMBER 31,
    DESCRIPTION                                        1995              EXPENSES           DEDUCTIONS             1996
    -----------                                        ----              --------           ----------             ----
Allowance for doubtful accounts receivable ....     $  321,000          $  344,000          $       --          $  665,000
Allowance for inventory cost to net
realizable value ..............................     $  180,000          $  932,000          $       --          $1,112,000

ITEM 9.        DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

               None.


                                    PART III

ITEM 10, 11, 12 AND 13.

               The information required under these items is contained in the Company's 1999 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end. This information is incorporated herein by reference.


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

        10.35   Employment Agreement, dated June 29, 1995, between Judy W.
                Grimes and Safeskin Corporation (4)

        10.36   Office Lease, dated October 31, 1995, between SDC LP and
                Safeskin Corporation

        10.37 Credit Agreement, dated July 15, 1996, by Safeskin Corporation to Union Bank(5)

        10.38   Letter of Agreement between Judy Grimes and Safeskin
                Corporation(5)

        10.39   Consulting Agreement, dated as of January 1, 1997, between Neil
                K. Braverman and Safeskin Corporation (6)

      EXHIBIT   DESCRIPTION OF DOCUMENT
      -------   -----------------------
        10.40   Amended and Restated Assets Purchase Agreement, dated as of
                March 24, 1997, by and among TT Acquisition Company, EQ
                Corporation and Tactyl Technologies, Inc.(6)

        10.41   Executive Deferred Compensation Plan of Safeskin Corporation(7)

        10.42   Services Agreement between Safeskin Corporation and Perot
                Systems Corporation dated February 3, 1998 (9)

        10.43 Amended and Restated Loan Agreement between Safeskin Corporation and Union Bank of California, N.A. dated May 4, 1998 (10)

        10.44   Loan Agreement dated as of July 30, 1998 among Safeskin (B.V.I.)
                Limited and Union Bank of California, N.A. (11)

        10.45   Revolving/Term Loan Agreement dated as of July 30, 1998 among
                Safeskin Corporation and Union Bank of California, N.A. (11)

        11      Statement re: Computation of Per Share Earnings (12)

        21      Subsidiaries of the Registrant (12)

        23.1    Consent of Deloitte & Touche LLP (12)

        23.2    Consent of PricewaterhouseCoopers LLP (12)

        99      Report of Independent Accountants (12)

                -------------------

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

                (6) Filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ending March 31, 1997.

                (7) Filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ending September 30, 1997.

                (8) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1997.

                (9) Filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ending March 31, 1998.

                (10) Filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ending June 30, 1998.

                (11) Filed as an exhibit to the Company's Form 10Q for the fiscal quarter ending September 30, 1998.

                (12)    Filed as an exhibit hereto.

        (b)     REPORTS ON FORM 8-K:

                None.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SAFESKIN CORPORATION


                                 By:/s/ Richard Jaffe
                                 -------------------------------
Dated: April 6, 1999             Richard Jaffe, Chairman, President and Chief
                                 Executive Officer


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                            Title                          Date
        ---------                            -----                          ----
/s/ Richard Jaffe               Chairman, President, Chief Executive    April 6, 1999
----------------------          Officer and Director
Richard Jaffe

/s/ David L. Morash             Executive Vice President                April 6, 1999
----------------------          and Chief Financial Officer
David L. Morash

/s/ Seth S. Goldman             Vice President, Finance                 April 6, 1999
----------------------          Controller and Secretary
Seth S. Goldman

/s/ Neil K. Braverman           Director                                April 6, 1999
----------------------
Neil K. Braverman

/s/ Irving Jaffe                Chairman Emeritus and Director          April 6, 1999
----------------------
Irving Jaffe

/s/ Howard L. Shecter           Director                                April 6, 1999
----------------------
Howard L. Shecter

/s/ Joseph Stemler              Director                                April 6, 1999
----------------------
Joseph Stemler

/s/Cam L. Garner                Director                                April 6, 1999
----------------------
Cam L. Garner

/s/Jeffrey Stiefler             Director                                April 6, 1999
----------------------
Jeffrey Stiefler

               EXHIBIT INDEX


EXHIBIT     DESCRIPTION OF DOCUMENT
-------     -----------------------
11          Statement re: Computation of Per Share Earnings
21          Subsidiaries of the Registrant
23.1        Consent of Deloitte & Touche LLP
23.2        Consent of PricewaterhouseCoopers LLP
27          Financial Data Schedule
99          Report of Independent Accountants