Form 10-K/A
period 1998-12-31
SAFESKIN CORP
filed 1999-04-30
CIK 911636

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
                                  -------------



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

================================================================================

                                TABLE OF CONTENTS


                                                                               PAGE
                                                                               ----
PART I

Previously Filed

PART II

Previously Filed

PART III

Item 10. Directors and Executive Officers of the Registrant ..................    1

Item 11. Executive Compensation ..............................................    7

Item 12. Security Ownership of Certain Beneficial Owners and Management ......   13

Item 13. Certain Relationships and Related Transactions ......................   14

PART IV

Previously Filed

Signatures ...................................................................  S-1

                                    PART III

Item 10. Directors and Executive Officers

                                    DIRECTORS

        The following table sets forth certain information as to the persons who currently serve as directors of the Company.


NAME                        AGE         POSITION          DIRECTOR SINCE
----                        ---         --------          --------------
Irving Jaffe                80     CHAIRMAN EMERITUS          1988
                                   AND DIRECTOR
Richard Jaffe(1)            46     CHAIRMAN OF THE            1988
                                   BOARD, PRESIDENT,
                                   CHIEF EXECUTIVE
                                   OFFICER AND DIRECTOR
Neil K. Braverman(1)        60     DIRECTOR                   1985
Cam L. Garner(2)(3)         50     DIRECTOR                   1996
Howard L. Shecter(1)(2)     55     DIRECTOR                   1993
Jeffrey Stiefler            52     DIRECTOR                   1998
Joseph Stemler(2)(3)        68     DIRECTOR                   1995


-------------------

(1)    Member of the Executive Committee

(2)    Member of the Audit Committee

(3)    Member of the Compensation Committee


        Mr. Irving Jaffe became Chairman Emeritus of the Company in May 1996 and has served as a director of the Company since April 1988. He served as the Chairman of the Board between August 1988 and May 1996 and as Chief Executive Officer of the Company from August 1988 through March 1993. Since 1986, he has been the Senior Managing Partner of the Jaffe Family Partnership, a family investments partnership. From 1977 through 1985, Mr. Jaffe was the Chairman of the Board and Chief Executive Officer of Nutri Foods International, Inc., a manufacturer of frozen desserts ("Nutri Foods"). In 1985, Nutri Foods was sold to The Coca-Cola Company. Mr. Jaffe attended New York University. Mr. Jaffe is the father of Richard Jaffe.

        Mr. Richard Jaffe became the Chairman of the Board, President and Chief Executive Officer of the Company in May 1996 and has served as a director of the Company since April 1988. Between March 1993 and May 1996, he was the Vice Chairman of the Board and Co-Chief Executive Officer of the Company. Mr. Jaffe served as the President of Safeskin Corporation (Malaysia) Sdn. Bhd. and Chief Operating Officer of the Company between April 1988 and March 1993. In 1977, Mr. Jaffe founded Nutri Foods. He served as President of Nutri Foods until December 1987. Mr. Jaffe served on the executive operating committee of the Foods Division of The Coca-Cola Company from 1985 through 1987. Mr. Jaffe has been a Managing General Partner of the Jaffe Family Partnership since 1985. Mr. Jaffe is currently a director of DAOU Systems, Inc., a provider of information technology services for the healthcare industry. Mr. Jaffe holds a B.S. degree in industrial and labor relations from Cornell University. Mr. Jaffe is the son of Irving Jaffe.

        Mr. Braverman has served as a director since he founded the Company in 1985. In January 1997, Mr. Braverman entered into a consulting agreement with the Company. Between May 1996 and December 1996, he served as the Co-Chairman of the Company and between May 1993 and May 1996 as Co-Chief Executive Officer of the Company. From 1985 through May 1996 Mr. Braverman served as President of the Company. At various times during the period from 1972 through 1985, Mr. Braverman was President of Reserve Energy Corporation, an oil drilling company, and was President of Paramount Oil Co., a manufacturer of lubricating oils. From 1964 to 1972, he was President and Chief Executive Officer of Flair, Inc., a consumer products manufacturer in Hong Kong. In 1968, Flair, Inc. was sold to U.S. Industries. Mr. Braverman holds a B.S. degree in industrial management and engineering from the Georgia Institute of Technology.

        Mr. Garner became a director of the Company in June 1996. He has served as the Chairman of Dura Pharmaceuticals, Inc. ("Dura"), a publicly held pharmaceutical company, since December 1995 and as the President and Chief Executive Officer since May 1990. Between October 1989 and May 1990, he served as the Executive Vice President of Dura. From November 1987 to June 1989, he served as the President of Syntro Corp., a biotechnology company. From October 1983 to October 1987, Mr. Garner was the Senior Vice President of Sales and Marketing at Hybritech, Inc., a pharmaceutical company. Mr. Garner is currently a director of Dura, Trega Biosciences, CardioDynamics International, Nanogen Corporation and Spiros Development Corporation. He holds a B.A. degree in biology from Virginia Wesleyan College and an M.B.A. from Baldwin-Wallace College.

        Mr. Shecter became a director of the Company in June 1993. He has been a partner since 1973 in the law firm of Morgan, Lewis & Bockius LLP. Mr. Shecter served as the managing partner of Morgan, Lewis & Bockius LLP from 1979 to 1983 and was the Chairman of the Executive Committee of that firm in 1985. Mr. Shecter holds an A.B. degree in government from Harvard College and a J.D. degree from the University of Pennsylvania Law School.

        Mr. Stiefler became a director of the Company in December 1998. He has served as the Chief Executive Officer and Chairman of the Board of International Data Response Corporation since June 1996. He served as President and a director of American Express Company, a financial services company, from 1993 to 1995. Mr. Stiefler currently serves as Chairman of OSI Holdings, Inc., a privately held outsourcing services firm. Mr. Stiefler has been an operating partner of McCown De Leeuw & Co., a privately held venture capital firm, since January 1996.

        Mr. Stemler became a director of the Company in June 1995. He has served as Chairman of the Board, President and Chief Executive Officer of Maret Corporation, a biopharmaceutical company since February 1998. From January 1996 through February 1997, Mr. Stemler served as President, Chairman and Chief Executive Officer of Scholle Corporation, an aseptic packaging company. Since July 1995 Mr. Stemler has served as Chairman of the Board of La Jolla Pharmaceutical Company ("La Jolla"). Previously, Mr. Stemler served as President, Chief Executive Officer and Chairman of the Board of Directors of La Jolla from its formation in 1989 to 1995. From 1985 to 1989, Mr. Stemler served as President and Chairman of Quidel Corporation (the predecessor of La Jolla). From 1978 and 1985, he served as President of Bentley Laboratories and then as President of American Hospital Supply Corporation's Bentley subsidiary. Mr. Stemler also serves as a director of Sunrise Medical Inc., a publicly held manufacturer and provider of medical products used in the rehabilitation and recovery phases of patient care and Scholle Corporation. He holds a B.S. degree in engineering from Illinois Institute of Technology and holds advanced degrees in engineering and business administration.

                               EXECUTIVE OFFICERS

        The following table sets forth certain information, as of April 15, 1999, with respect to the executive officers of the Company who are not also directors of the Company or nominees for election as directors.


 NAME                           AGE                            POSITION
 ----                           ---                            --------
Lee Chee Ming                   50        Executive Vice President and Managing Director, Southeast
                                          Asian Operations
David L. Morash                 54        Executive Vice President and Chief Financial Officer
Robert Zabaronick               52        Sr. Vice President - Human Resources
John R. Amat                    37        Vice President, Medical Marketing
Seth S. Goldman                 41        Vice President, Finance, Controller and Secretary
Robert C. Hatch                 36        Vice President and General Manager, Scientific Business
William R. LaRue                47        Vice President and Treasurer
Hans R. Sleeuwenhoek            39        Vice President and General Manager, International Business


        Mr. Lee has been the Executive Vice President and Managing Director, Southeast Asian Operations of the Company since February 1998. From November 1996 to February 1998, Mr. Lee served as the Managing Director, Southeast Asian Operations. From 1988 to November 1996, Mr. Lee served as the Managing Director of Safeskin Corporation (Malaysia) Sdn. Bhd., the Company's manufacturing subsidiary. From 1985 through 1988, Mr. Lee was the Managing Director of Dynacraft (Malaysia) Sdn. Bhd., a subsidiary of National Semiconductor Corporation. Mr. Lee holds an M.S. degree in management from the Asian Institute of Management, The Philippines.

        Mr. Morash has been the Executive Vice President and Chief Financial Officer of the Company since August 1994. Formerly, as Managing Director, he helped found Bedford Management Group, Inc. in 1992, a twenty member consulting firm specializing in advising clients on financial, marketing and human resource issues. From 1990 to 1992, Mr. Morash was Executive Vice President, Chief Financial Officer of H.B.S.A. Industries, a department store fixture and construction firm. His prior experience includes the positions of Vice President, Treasurer of Merrill Lynch Realty, a publicly traded residential real estate and relocation management firm, and Vice President, Business Investment of Primerica Corporation, a diversified financial services company. Mr. Morash holds a B.A. in economics from Columbia College and an M.B.A. in finance from the Columbia Graduate School of Business.

        Mr. Zabaronick was named Senior Vice President, Human Resources in December 1997. Mr. Zabaronick served as Vice President, Human Resources for Encad, Inc. from January 1997 to November 1997, and held the same position at Brooktree Corporation from July 1987 to January 1997. Mr. Zabaronick holds a B.A. degree in history and education from Franklin College and a M.B.A. degree from Southern Illinois University.

        Mr. John R Amat has served as the Company's Vice President, Medical Marketing since October 1998. Prior to joining the Company, Mr. Amat served as Director North American Commercial Operations for Beckman Coulter, Inc., a $1.8 billion medical supply company, from April 1997 to September 1998. From November 1990 to April 1997, Mr. Amat held various positions with Sanofi Diagnostics Pasteur, the $250 million medical division of Elf Aquitane, including Vice President, General Manager of North America and Latin America. Mr. Amat holds a B.S. in Biology/Chemistry from Spring Hill College, Mobile Alabama and attended medical school at the University of Navarra, Pamplona, Spain.

        Mr. Goldman has served as Vice President of Finance since April 1996, as Secretary since May 1996, and as Controller of the Company since August 1991. Mr. Goldman was previously employed by Coopers & Lybrand L.L.P. and became a certified public accountant in 1980. He holds a B.B.A. degree in accounting from Florida Atlantic University.

        Mr. Hatch joined the Company in February 1998 as Vice President and General Manager, Scientific Business upon the Company's acquisition of AQL, a California-based marketer of glove products for the high technology and scientific markets. Prior to joining the Company, Mr. Hatch served as President of AQL, a company he founded in September 1992. He holds a B.S. degree in political economics from the University of California at Berkeley.

        Mr. LaRue has served as Vice President and Treasurer of the Company since June 1997 and as Treasurer of the Company since January 1997. Between January 1993 and January 1997, he was Treasurer of GDE Systems, Inc., a defense electronics company. From March 1992 to January 1993, Mr. LaRue was a principal of Fredericks, Shield & Co., an investment banking firm specializing in debt and equity recapitalizations and merger and acquisition financing. Prior to March 1992, Mr. LaRue served as Vice President - Finance and Chief Financial Officer of AMCON Corporation, a wholesale distribution company, and has served as a Vice President of Bank of America, a financial services company. He holds a B.S. degree in business administration and an M.B.A. in finance from the University of Southern California.

        Mr. Sleeuwenhoek has served as Vice President and General Manager, International Business since February 1998 and as General Manager, International Business since September 1997. Mr. Sleeuwenhoek joined the Company in March 1997 upon the Company's acquisition of Tactyl Technologies, Inc. ("Tactyl") and continued to serve as Tactyl's General Manager until September 1997. From September 1994 to March 1997 he served as President and Chief Executive Officer of Tactyl. He served in the same positions for Mediscon, B.V., a Netherlands company which specializes in the distribution of medical devices and medical disposables, from February 1994 to September 1994. Mr. Sleeuwenhoek was an Executive Vice President, and later President, of Interlander Spreigroup B.V., a direct marketing company, from February 1990 to February 1994. He holds a B.A. degree in international business administration from the American College in Paris.

COMPENSATION OF DIRECTORS

        In December 1998, the Board of Directors revised the Amended and Restated Equity Compensation Plan (the "Plan") to compensate outside directors with 8,000 non-qualified stock options for services rendered as a director (each a "Formula Grant"). Outside directors who were in office on December 9, 1998, specifically Messrs. Cam Garner, Irving Jaffe, Howard Shecter, Jeffrey Stiefler and Joseph Stemler, received the Formula Grant at the exercise price of $20.375, the fair market value of the Common Stock on the date of the grant, in lieu of cash compensation for 1999. Formula Grant options shall have a per share exercise price equal to the fair market value of the Common Stock on the date of grant (or on the most recently preceding business day). Of the 8,000 options granted to each outside director on December 9, 1998, 3,000 options vested and became exercisable on the date of grant and 2,500 options will vest and become exercisable on each of the first and second anniversaries of the date of grant. Formula Grant options expire on the tenth anniversary of the date of grant or 60 days after the individual ceases to serve as a director or employee of the Company; provided, however, that in the event of an outside director's death or disability, any stock option may thereafter be exercised, to the extent then exercisable, for a period of one year from the date of such death or disability or until the stated expiration of the Formula Grant, whichever period is shorter.

        Prior to December 1997, each outside director, upon election to the Board was entitled to receive options to purchase 80,000 shares of Common Stock, as adjusted for the 100% stock dividends distributed on January 2, 1997 and April 1, 1998, at an exercise price equal to the fair market value of the Common Stock on the date of grant. Such options were granted to each of the following directors upon their election: in 1993, to Howard Shecter, in 1995, to Joseph Stemler and in 1996, to Cam Garner. In December 1998, the Board amended the Plan to provide that any new outside directors elected to the Board would receive options to purchase 25,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. Mr. Stiefler was granted 25,000 options to purchase 25,000 shares of Common Stock on December 9, 1998 upon his election to the Board. The options granted to outside directors upon their election become exercisable at the rate of 20% on each anniversary of the date of grant and expire on the tenth anniversary of the date of grant or 60 days after such individual ceases to serve as a director or employee of the Company. The employee directors do not receive additional compensation for their services as director.

        Beginning in 1993, the Company began paying Irving Jaffe for his services as Chairman of the Board and for consulting services provided to the Company in the areas of marketing and public relations. During 1998 Irving Jaffe was paid at a rate of $100,000 per annum for his consulting services. Effective April 1, 1999, Irving Jaffe will be paid at a rate of $50,000 per annum for his consulting services. Beginning in 1997, Mr. Braverman entered into a consulting agreement with the Company. During 1998, Mr. Braverman was paid at a rate of $300,000 per annum and received a bonus of $150,000. In addition, in January 1999, Mr. Braverman received, in connection with his service as a consultant, 20,000 options at the exercise price of $21.50, the fair market value of the Common Stock on the date of the grant. These options become exercisable at the rate of 20% on each anniversary of the date of grant and expire on the tenth anniversary of the date of grant or 60 days after Mr. Braverman ceases to serve as a director, consultant or employee of the Company. Effective April 1, 1999, Mr. Braverman will continue to be paid as a consultant at a rate of $200,000 per annum and be eligible to receive a bonus of $100,000 based on achieving certain objectives. Mr. Braverman does not receive either cash compensation or the Formula Grant for his services as director.

COMMITTEES AND MEETINGS

        During the year ended December 31, 1998, the Board of Directors held six regular meetings. All of the directors attended at least 75 percent of the number of meetings of the Board of Directors and of the committees thereof held during their respective terms.

        The Executive Committee consisted of Neil K. Braverman, Richard Jaffe and Howard L. Shecter during 1998. The Executive Committee held one meeting during the year ended December 31, 1998. The Executive Committee has all the authority held by the full Board of Directors, except with respect to certain matters reserved to the Board of Directors by law.

        The Compensation Committee consisted of Cam Garner and Joseph Stemler during 1998. The Compensation Committee held five meetings during the year ended December 31, 1998. The primary function of the Compensation Committee is to review and approve the Company's compensation policies and practices, to propose compensation levels for executive officers and other key employees and to administer the Plan.

        The Audit Committee consisted of Cam Garner, Joseph Stemler and Howard
L. Shecter during 1998. The Audit Committee held one meeting during the year ended December 31, 1998. The primary function of the Audit Committee is to assist the Board of Directors in fulfilling its responsibilities with respect to the accounting and financial reporting practices of the Company and to address the scope and results of the audit and other services performed by the Company's independent accountants.

        The Board of Directors does not have a separate nominating committee and therefore performs the functions of a nominating committee.

                 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons owning more than 10% of the Company's equity securities to file with the Securities and Exchange Commission reports of ownership of the Company's equity securities. During the year ended December 31, 1998, Mr. Jeffrey Stiefler filed the initial statement of beneficial ownership after the due date. During the year ended December 31, 1998, Mr. David Morash filed one statement of beneficial ownership after the due date for one transaction and Mr. William LaRue filed three statements of beneficial ownership after the due date, each of which reported one transaction.

Item 11. Executive Compensation

                           SUMMARY COMPENSATION TABLE


                                                                                                  LONG TERM
                                                        ANNUAL COMPENSATION                   COMPENSATION AWARDS
                                                --------------------------------------   ----------------------------
                                                                                         Securities
   Name and Principal                                                     Other Annual    Underlying       OTHER
        Position                   Year          Salary      Bonus(3)     Compensation     Options    COMPENSATION(4)
------------------------------     ----         -------      --------     ------------   -----------  ---------------
Richard Jaffe, Chairman of the     1998         $468,750     $407,778         *          1,600,000      $172,205
Board, President and Chief         1997          450,000      450,000         *            600,000        17,229
Executive Officer                  1996          450,000      360,000         *          1,100,000         3,167

Terrance J. Bieker, Executive      1998         $275,000     $192,720     $195,020              --      $ 13,333
Vice President and Chief           1997           15,279        9,721         *            200,000            --
Operating Officer(1)

David L. Morash, Executive         1998         $226,054     $144,623         *             50,000      $ 63,610
Vice President and Chief           1997          214,240      140,000         *                 --         9,926
Financial Officer                  1996          206,000      120,000         *            120,000         3,167

Lee Chee Ming, Executive           1998         $161,885     $108,744         *             50,000            --
Vice President and Managing        1997          162,391      140,791         *                 --            --
Director, Southeast Asian          1996          157,673       59,583         *            120,000            --
Operations(2)

Robert W. Zabaronick, Sr.          1998         $180,000     $130,120         *                 --      $  8,700
Vice President-Human               1997           15,000            0         *            100,000         6,917
Resources


*Value of perquisites and other personal benefits paid does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the executive officer and, therefore is not required to be disclosed pursuant to Securities and Exchange Commission rules.

(1)Mr. Bieker served as Executive Vice President and Chief Operating Officer until March 1999.

(2) All amounts paid to Mr. Lee are paid in Malaysian ringgits and converted to dollars at the exchange rate for 1998 (US $1.00 = M $3.8976), 1997 (US $1.00 = M $2.8250) and 1996 (US $1.00 = M $2.5175).

(3)Includes amounts accrued during year presented but paid in the subsequent year.

(4) Amounts shown include the Company's matching contributions to the Company's 401(k) plan and deferred compensation plan.

STOCK OPTION GRANTS AND EXERCISES

        The following tables set forth the stock options granted to and exercised by the Named Officers during the year ended December 31, 1998.


                                  OPTION GRANTS


                                                                                                    POTENTIAL REALIZED VALUE AT
                           NUMBER OF         % OF TOTAL                                            ASSUMED ANNUAL RATES OF STOCK
                           SECURITIES          OPTIONS            EXERCISE                              PRICE APPRECIATION FOR
                           UNDERLYING         GRANTED TO          PRICE PER                                 OPTION TERM
                            OPTIONS          EMPLOYEES IN          SHARE          EXPIRATION       -----------------------------
NAME                      GRANTED(#)(1)      FISCAL-YEAR         ($/SH)(1)             DATE               5%($)          10%($)
----                      -------------      ------------        ---------      ---------------    -------------    ------------
Richard Jaffe              400,000              14.30%           $ 26.3125      January 15, 2008     $ 6,619,116    $ 16,774,139
                           400,000(2)           14.30%             38.0625           May 6, 2008       9,574,921      24,264,729
                           400,000(2)           14.30%             40.0000           May 6, 2008       8,799,921      23,489,729
                           400,000(2)           14.30%             50.0000           May 6, 2008       4,799,921      19,489,729
Terrance J. Bieker              --                 --                   --                    --              --              --
David L. Morash             50,000               1.79%           $ 26.3125      January 15, 2008      $  827,389     $ 2,096,767
Lee Chee Ming               50,000               1.79%           $ 26.3125      January 15, 2008      $  827,389     $ 2,096,767
Robert W. Zabaronick            --                 --                   --                    --              --              --


---------

(1) All share and exercise price per share data have been adjusted to reflect the 100% stock dividend paid by the Company on April 1, 1998.

(2) These performance stock options were approved by shareholders on May 6, 1999. These options vest and become immediately exercisable if the price of the Common Stock reaches the exercise price within a specified period. Those options with an exercise price of $38.0625 and $40.00 vested during 1998.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES


                         SHARES                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                       ACQUIRED ON      VALUE         UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
   NAME                EXERCISE(#)   REALIZED($)      OPTIONS AT YEAR-END(#)           AT YEAR-END($)(1)
   ----                -----------  ------------    -------------------------     ---------------------------
                                                    EXERCISABLE  UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
                                                    -----------  -------------    ------------  -------------
Richard Jaffe              520,000   $16,733,375      2,521,000     1,080,000     $ 26,339,563     $5,557,500
Terrance J. Bieker               0             0         40,000       160,000                0              0
David L. Morash             14,700   $   484,931        173,300       182,000     $  3,458,831     $2,621,250
Lee Chee Ming                    0             0        192,000       194,000     $  3,852,000     $2,871,000
Robert W. Zabaronick             0             0         20,000        80,000     $     65,000     $  260,000

--------------
(1) Calculated based on the difference between the fair market value of the Common Stock of $24.125 per share on December 31, 1998 and the exercise price of such options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee (the "Committee") consisted of Cam Garner and Joseph Stemler during 1998. Neither of the committee members has ever been an officer or employee of the Company or its subsidiaries.

COMPENSATION COMMITTEE REPORT

        The Committee has the authority to determine the compensation of the Company's executive officers and to administer the Plan. The Committee currently consists of two outside directors who are not officers or employees of the Company. The Committee currently meets the requirements of outside directors under Section 162(m) of the Internal Revenue Code of 1986, as amended.

        The Committee believes that the Company's compensation plans should be administered in a manner that will enable the Company to:

        (1) recruit, develop and retain the highest quality executives, by paying executives base compensations competitive with those of its peers;

        (2) maximize financial performance, balancing appropriately the short and long term goals of the Company; and

        (3) align the interests of Company executives with those of its shareholders through the use of stock options to link a significant portion of compensation to increases in shareholder value.

        To achieve its policy goals, the Committee has utilized salary, cash bonuses and non-cash compensation, including grants of stock and stock options. The Committee has focused on the establishment of competitive salary levels for each of its executive officers. The Committee has utilized publicly available information in determining competitive salary levels, both for new and existing executives.

        The Company has retained a leading independent compensation consulting firm to assist the Committee in defining appropriate policies with respect to base and incentive compensation for the Company's executive officers and other key employees. In developing such policies, the Committee considered information and data concerning compensation paid by corporations that compete with the Company for executive talent, including corporations engaged in high growth (including technology-based) industries and manufacturing concerns, and not necessarily the Company's peers that are used to compare shareholder returns.

        Cash bonuses have been used to encourage and reward short term performance. All executives officers were awarded cash bonuses in 1999 based on 1998 performance. The Committee has established a maximum bonus target for each executive and determined the actual bonus amount to be paid to each executive based upon the individual's performance as measured against the individual's goals and responsibilities and upon the Company's performance. Factors such as achievement of sales targets in the case of sales and marketing personnel, product availability and quality in the case of manufacturing personnel and other criteria in the case of financial and administrative personnel were taken into consideration in this process. In addition, the Committee has established an over-achievement bonus percentage for each executive which is paid if the Company achieves previously established earnings per share targets.

        Stock options have been utilized by the Committee to encourage and reward both long term and short term compensation goals. The Committee believes that stock options provide a particularly effective incentive for the enhancement of shareholder value since the full benefit of stock option grants will not be realized unless there has been appreciation in per share values over an extended period of time. With the exception of certain options granted to the Chief Executive Officer, all of the Company's option grants to employees vest in installments over a period of years, generally five years, thus creating an additional incentive for the individual to remain in the employ of the Company. In addition, certain stock options have been structured to be utilized as an incentive for short- and medium-term performance. The Committee authorized the grant of stock options to selected employees, based upon the employee's performance in 1998. The options would vest in installments of 20% per year over the ensuing five years.

        Prior to June 1996, compensation for the Company's Chief Executive Officer, Richard Jaffe, and former Co-Chief Executive Officer, Neil Braverman, was subject to the terms of employment agreements approved by the Board of Directors in June 1993. Subsequent to June 1996, the Company sought to compensate its Chief Executive Officer in a competitive manner that utilizes salary, cash bonuses and non-cash compensation to closely align the interests of the Chief Executive Officer with those of the shareholders. The cash bonus awarded the Chief Executive Officer in 1999 for 1998 performance was based in part on the individual's performance and in part on the Company's performance. In 1998, shareholders approved a performance stock option grant of 1,200,000 shares to the Chief Executive Officer ("CEOPO"), granted by the Committee in 1997 subject to shareholder approval, the value of each of which was tied to future increases in the price of the Company's Common Stock. Unlike options granted under the Company's existing Amended and Restated Equity Compensation Plan (the "Plan"), a significant portion of these options required the Company's Common Stock price to increase significantly to a specified threshold level, within a given time frame, before the Chief Executive Officer would have the right to exercise the options. The exercise prices of these CEOPO were set to ensure that the Chief Executive Officer would receive only minimal gain from the CEOPO for average Company stock price growth, but provided significantly greater rewards to the Chief Executive Officer for achieving well above average stock price growth, thereby keeping the Chief Executive Officer focused on increasing shareholder value. During 1998, two thirds of these CEOPO vested and became immediately exercisable. The Chief Executive Officer will not receive subsequent grants of restricted stock or stock options under the Plan or otherwise during the three-year period after May 6, 1998, without shareholder approval.

                             Compensation Committee
                                  Cam L. Garner
                                 Joseph Stemler

PERFORMANCE GRAPH

        The following graph shows the total return to shareholders of an investment in the Company's Common Stock as compared to (a) an investment in a peer group (see "Peer Index") made up of (i) Ballard Medical Products, Inc.,
(ii) ICU Medical, Inc., (iii) Maxxim Medical, Inc., (iv) Arrow International, Inc. and (v) Vital Signs, Inc. and (b) an investment in the Nasdaq Market Index-U.S. (the "Nasdaq Index"). The four companies in the Peer Index have been selected because they represent comparable companies in the medical products manufacturing business.

        Total shareholder return is determined by dividing (i) the sum of the cumulative amount of dividends for a given period (assuming dividend reinvestment) and the difference between the share price at the end and the beginning of the period, by (ii) the share price at the end of the period.

                          1993       1994       1995       1996       1997       1998
                         ------     ------     ------     ------     ------     ------
Safeskin Corporation     100.00      89.07     106.25     304.69     709.38     603.13
Peer Group Index         100.00     107.55     150.01     125.57     152.48     150.25
Nasdaq Market Index      100.00      97.75     138.26     170.01     208.58     293.21

* Reflects performance related to $100 invested on January 1, 1994 in each of the Company's Common Stock, the Peer Index and in the Nasdaq Index, in each case including reinvestment of dividends, through fiscal year ending December 31, 1998. All share data have been adjusted to reflect the 100% Stock dividends paid by the Company on April 1, 1998 and January 2, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                               SECURITY OWNERSHIP

        The following table shows the number of shares of common stock of the Company beneficially owned as of April 15, 1999 by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of the Company's common stock; (ii) each director and nominee for election as a director; (iii) the Named Officers; and (iv) all directors and executive officers of the Company as a group.

        On April 15, 1999, there were 54,915,241 shares of Common Stock outstanding. Unless indicated, each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.


                                    NUMBER OF SHARES                PERCENT
 NAME                          BENEFICIALLY OWNED(1)               OF CLASS
 ----                          ---------------------               --------
Richard Jaffe                        5,243,600(1)(4)                  9.12%
Neil K. Braverman                    4,754,240(2)(4)                  8.51%
Irving Jaffe                         2,749,528(3)(4)                  5.00%
Terrance J. Bieker                      40,360(4)                         *
Lee Chee Ming                          332,124(4)                         *
David L. Morash                        183,300(4)                         *
Robert Zabaronick                       20,000(4)                         *
Cam Garner                              44,000(4)                         *
Howard L. Shecter                      130,000(4)                         *
Joseph Stemler                         108,000(4)                         *
Jeffrey Stiefler                         6,200(4)                         *
All directors and executive
officers as a group (19
persons)                               13,729,352(4)                 23.11%

        ----------------

*       Does not exceed one percent.

        The address of each 5% shareholder, other than those otherwise specified, is c/o Safeskin Corporation, 12671 High Bluff Drive, San Diego, California 92130.

(1) Includes (i) 986,600 shares held by Richard B. Jaffe and Ann Jaffe, as trustees for the Jaffe Family Trust U/A/D 10/04/90 and (ii) 1,656,000 shares held by the R and A Family Partnership, L.P.

(2) Includes (i) 239,464 shares held directly by Neil Braverman or by a trust for which Mr. Braverman is the beneficiary and trustee; (ii) 2,049,200 shares held, directly or indirectly, by the Braverman Family Partnership, Ltd., of which Neil Braverman is a limited partner and whose general partner is a corporation owned by Neil Braverman; (iii) 349,224 shares beneficially owned by Jeanne D. Braverman, the reporting person's spouse; and (iv) 1,146,352 shares held by trusts for which Ms. Braverman serves as trustee.

(3) Includes (i) 2,619,578 shares held by I&E Nevada Limited Partners, of which Irving Jaffe has a 67.4% limited partnership interest, Eleanor Jaffe has a 31.6% limited partnership interest and a company controlled by Irving Jaffe has a 1% general partnership interest and (ii) 85,950 shares held by Daniel J. Gatto and Jack Jaffe, as co-trustees for the Jaffe Charitable Remainder Unit Trust dated 1/23/98 of which Irving Jaffe and his spouse are the sole beneficiaries and share investment control over the assets held by the trust.

(4) Includes shares beneficially owned under currently exercisable options as follows: Richard Jaffe - 2,601,000; Neil K. Braverman - 970,000; Irving Jaffe - 44,000; Lee Chee Ming - 202,000; David Morash -183,300; Cam Garner - 44,000; Howard L. Shecter -126,000; Joseph Stemler -108,000; Jeffrey Stiefler - 3,000 and all directors and executive officers as a group - 4,443,300.


Item 13 Certain Relationships and Related Transactions

        In February 1998, the Company acquired AQL for approximately $7 million plus certain contingent payments based upon the performance of the Company's scientific business unit. Mr. Hatch, an executive officer of the Company, founded AQL and served as its President until it was acquired by the Company. At the time AQL was acquired by the Company, Mr. Hatch owned 92% of the outstanding shares of AQL. During 1997, AQL advanced the sum of $102,000 to Mr. Hatch in connection with Mr. Hatch's purchase of certain real estate. The loan bore interest at a rate of eight percent per annum. The largest aggregate amount of indebtedness outstanding during 1998 was $102,000. The loan was fully repaid, including both principal and interest, in March 1998.

        Mr. Shecter, a director of the Company, is a senior partner at Morgan, Lewis & Bockius LLP which served as the Company's outside counsel during 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SAFESKIN CORPORATION


Dated:  April 30, 1999             By: /s/ RICHARD JAFFE
                                       ____________________________
                                       Richard Jaffe, Chairman, President and
                                       Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURE                         TITLE                           DATE
            ---------                         -----                           ----

/s/ RICHARD JAFFE
_____________________            Chairman, President, Chief              April 30, 1999
Richard Jaffe                    Executive Officer and Director

/s/ DAVID L. MORASH
_____________________            Executive Vice President and Chief      April 30, 1999
David L. Morash                  Financial Officer

/s/ SETH S. GOLDMAN
_____________________            Vice President, Finance Controller      April 30, 1999
Seth S. Goldman                  and Secretary

/s/ NEIL K. BRAVERMAN
_____________________            Director                                April 30, 1999
Neil K. Braverman

/s/ IRVING JAFFE
_____________________            Chairman Emeritus and Director          April 30, 1999
Irving Jaffe

/s/ HOWARD L. SHECTER
_____________________            Director                                April 30, 1999
Howard L. Shecter


_____________________            Director                                April __, 1999
Joseph Stemler

/s/ CAM L. GARNER
_____________________            Director                                April 30, 1999
Cam L. Garner

/s/ JEFFERY STIEFLER
_____________________            Director                                April 30, 1999
Jeffrey Stiefler