Form 10-Q
period 1999-03-31
SAFESKIN CORP
filed 1999-05-17
CIK 911636

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to ________________

                         Commission file number 0-22726

                              SAFESKIN CORPORATION
             -----------------------------------------------------
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

                                 (619) 794-8111
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  [X]   No  [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at April 30, 1999
                -----                              -----------------------------
Common Stock, par value $0.01 per share                     55,095,109

                              SAFESKIN CORPORATION

                                      INDEX


                                                                                          Page Number
                                                                                          -----------
PART I:      Financial Information............................................                 1

ITEM 1.      Financial Statements.............................................                 1

             Condensed Consolidated Balance Sheets at March 31, 1999 and
             December 31, 1998................................................                 2

             Condensed Consolidated Statements of Operations for the three
             months ended March 31, 1999 and 1998.............................                 3
             Consolidated Statements of Comprehensive Income
             for the three months ended March 31, 1999 and 1998 ..............                 4
             Condensed Consolidated Statements of Cash Flows for the three
             months ended March 31, 1999 and 1998.............................                 5
             Notes to Condensed Consolidated Financial Statements.............                 6

ITEM 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................                 8

PART II:     Other Information................................................                24

ITEM 6.      Exhibits and Reports on Form 8-K.................................                24


             SIGNATURES.......................................................                25

                          PART I: FINANCIAL INFORMATION


ITEM 1.      Financial Statements


             INDEX                                                                         PAGE
             -----                                                                         ----

             Condensed Consolidated Balance Sheets at March 31, 1999
             and December 31, 1998............................................................2

             Condensed Consolidated Statements of Operations for
             the three months ended March 31, 1999 and 1998...................................3

             Consolidated Statements of Comprehensive Income for
             the three months ended March 31, 1999 and 1998 ..................................4

             Condensed Consolidated Statements of Cash Flows for
             the three months ended March 31, 1999 and 1998...................................5

             Notes to Condensed Consolidated Financial Statements.............................6

                              SAFESKIN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998


                                                                          MARCH 31,              DECEMBER 31,
                                                                            1999                    1998
                                                                         (UNAUDITED)
                                                                        -------------           -------------
ASSETS

Current assets:
       Cash and cash equivalents .............................          $   6,969,681           $   9,416,802
       Accounts receivable, net ..............................             32,254,082              32,511,412
       Inventory .............................................             44,797,703              37,056,821
       Other current assets ..................................             12,935,468               9,829,335
                                                                        -------------           -------------

            Total current assets .............................             96,956,934              88,814,370

Property, plant and equipment, net ...........................            127,802,021             119,456,352
Deferred taxes and other assets ..............................             42,096,351              40,690,386
                                                                        -------------           -------------
            Total assets .....................................          $ 266,855,306           $ 248,961,108
                                                                        =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable ......................................          $   8,816,396           $   8,661,602
       Accrued liabilities ...................................             20,738,776              24,515,378
       Current portion of long-term debt .....................              6,000,000               4,500,000
                                                                        -------------           -------------
            Total current liabilities ........................             35,555,172              37,676,980

Long-term debt ...............................................            105,000,000              87,731,158
Other long-term liabilities ..................................              3,960,269               2,140,682
                                                                        -------------           -------------
       Total liabilities .....................................            144,515,441             127,548,820

Commitments and contingencies

Shareholders' equity:
       Preferred stock; $.01 par value; 10,000,000 shares
            authorized and no shares outstanding .............                   --                      --
       Common stock; $.01 par value; 80,000,000 shares
             authorized; 55,095,109 shares
             and 54,600,399 shares outstanding ...............                550,951                 546,004
       Additional paid-in-capital ............................             77,310,944              75,360,306
       Treasury stock, at cost; 1,999,900 shares in 1999
             and 1998.........................................            (73,589,169)            (73,589,169)
       Accumulated other comprehensive loss ..................            (28,980,668)            (26,993,003)
       Retained earnings .....................................            147,047,807             146,088,150
                                                                        -------------           -------------

             Total shareholders' equity ......................            122,339,865             121,412,288
                                                                        -------------           -------------

             Total liabilities and shareholders' equity ......          $ 266,855,306           $ 248,961,108
                                                                        =============           =============


    The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                   1999                  1998
                                                              ------------          ------------
Net sales ..........................................          $ 41,762,915          $ 53,295,835

Cost of goods sold .................................            21,413,306            25,454,262
                                                              ------------          ------------

            Gross profit ...........................            20,349,609            27,841,573
                                                              ------------          ------------

Operating expenses:
     Selling .......................................             7,088,558             5,631,092
     Research and development ......................             1,666,002             1,834,673
     General and administrative ....................             7,025,983             5,920,950
                                                              ------------          ------------

            Total operating expenses ...............            15,780,543            13,386,715
                                                              ------------          ------------

            Income from operations .................             4,569,066            14,454,858

Interest expense (income), net .....................             1,722,912              (282,736)

Other expense (income), net ........................             1,611,811               (56,142)
                                                              ------------          ------------

Income before income tax provision .................             1,234,343            14,793,736

Income tax provision ...............................               274,686             1,479,374
                                                              ------------          ------------

Net income .........................................          $    959,657          $ 13,314,362
                                                              ============          ============

Per share amounts:
Earnings per share of common stock
     and common stock equivalents:
                 Basic .............................          $       0.02          $       0.25
                 Diluted ...........................                  0.02                  0.22
Weighted average number of shares of common
     stock and common stock equivalents outstanding:
                 Basic .............................            52,910,264            53,368,370
                 Diluted ...........................            57,681,398            60,635,961


    The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                            1999                  1998
                                                        -----------           -----------
Net income .....................................        $   959,657           $13,314,362

Other comprehensive income, (loss):

     Foreign currency translation adjustments ..         (1,987,665)           13,362,798
                                                        -----------           -----------

Comprehensive income (loss) ....................        $(1,028,008)          $26,677,160
                                                        ===========           ===========


    The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                              1999                    1998
                                                                         -------------           -------------
Cash flows from operating activities:
     Net income .................................................        $     959,657           $  13,314,362
     Adjustments to reconcile net income to net cash
          provided by operating activities:
           Depreciation and amortization ........................            3,698,133               2,287,376
           Exchange loss ........................................            1,476,320               4,414,459
           (Gain) Loss on disposal of equipment .................              (10,197)                 13,478
     Changes in operating assets and liabilities:
                Accounts receivable .............................               70,650              (1,007,497)
                Inventory .......................................           (8,098,477)             (3,634,558)
                Other assets ....................................           (5,152,248)               (224,794)
                Accounts payable and accrued liabilities ........           (1,487,721)             (8,517,622)
                                                                         -------------           -------------
           Net cash provided by (used in) operating activities ..           (8,543,883)              6,645,204
                                                                         -------------           -------------

Cash flows from investing activities:
     Net cash paid for acquisition of subsidiary ................                 --                (5,145,128)
     Purchases of property, plant and equipment .................          (14,636,274)            (12,537,319)
                                                                         -------------           -------------
           Net cash used in investing activities ................          (14,636,274)            (17,682,447)
                                                                         -------------           -------------

Cash flows from financing activities:
     Proceeds from issuance of common stock .....................            1,955,585               3,314,467
     Borrowings of debt .........................................          124,043,524                    --
     Repayments of debt .........................................         (105,274,682)                   --
                                                                         -------------           -------------
           Net cash provided by financing activities ............           20,724,427               3,314,467
                                                                         -------------           -------------

Effect of exchange rate changes on cash .........................                8,609                (192,623)
                                                                         -------------           -------------
Net decrease in cash and cash equivalents .......................           (2,447,121)             (7,915,399)
Cash and cash equivalents at beginning of period ................            9,416,802              23,916,959
                                                                         -------------           -------------
Cash and cash equivalents at end of period ......................        $   6,969,681           $  16,001,560
                                                                         =============           =============


    The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which consist of normal and recurring adjustments, necessary for a fair presentation of results for the periods indicated. The results of any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto for the year ended December 31, 1998. The December 31, 1998 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to prior periods to conform to the current period's presentation.

2. Inventories at March 31, 1999 consisted of $7,020,000, $866,000 and $36,912,000 for raw materials, work in process and finished goods, respectively. At December 31, 1998, inventories consisted of $5,587,000, $909,000 and $30,561,000 for raw materials, work in process and finished goods, respectively.

3. On February 17, 1998, the Company authorized a two-for-one stock split of its common stock to be effective in the form of a stock dividend distributed on April 1, 1998 to shareholders of record at the close of business on February 27, 1998. The holders of the Company's common stock received a stock dividend at the rate of one share of common stock for each share of common stock owned. The par value of each share was not changed from $.01. All share and per share amounts have been retroactively restated to reflect the stock split.

4. The Company is exposed to exchange rate risk when it and certain of its subsidiaries enter into transactions denominated in currencies other than their functional currency. Certain firmly committed transactions are hedged with forward foreign exchange contracts. As exchange rates change, gains and losses on the exposed transactions may be partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings. The Company's derivative activities, all of which consist of forward foreign exchange contracts as of March 31, 1999, are initiated primarily to hedge intercompany receivables and payables.

        The forward foreign exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies based on pre-established exchange rates at the contracts' maturity dates. If the counterparties to the exchange contracts (primarily A2 rated international institutions) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for currency related fluctuations (generally limited to unrealized gains). Management believes using A2 rated international institutions as counterparties to the hedging contracts minimizes the risk of non-performance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.

GENERAL

Safeskin's net sales have grown substantially over the past several years. Safeskin attributes the growth in net sales during the past several years principally to increased market penetration due to the implementation of sales and marketing programs, the introduction of new products and growth in markets for its products. Safeskin introduced lightly powdered medical gloves in 1989, powder-free medical gloves in 1990, HypoClean(R) powder-free gloves in 1992, powder-free latex surgical gloves in 1994 and various high technology and scientific nitrile gloves in 1995. In 1997, Safeskin began selling a medical examination glove made of nitrile, a non-latex material. Additionally, in 1997, as a result of its acquisition of the synthetic glove business of Tactyl Technologies, Inc. ("Tactyl"), Safeskin began selling Tactylon(R) synthetic examination and surgical gloves. In February 1998, as a result of its acquisition of Absolute Quality Leadership, Inc. ("AQL"), Safeskin expanded its current product line associated with the high-technology and scientific markets to include a broad line of proprietary latex and synthetic glove products, specifically designed for the microelectronics, health technologies and general laboratory and safety market segments. Although Safeskin has continued to develop new products and expects to do so in the future, no assurance can be given that the new products will be accepted in the marketplace or will have similar growth rates.

Safeskin's net sales are derived from the sale of finished products, net of contractual allowable rebates, incentives, fees and allowance for estimated returns. These rebates are provided to distributors for the resale of Safeskin's products in specific volumes to specified end user customers and fees are provided to group purchasing organization based on sales made to their member organizations. Safeskin estimates allowable rebates, on a monthly basis, through the analysis of actual sales information from distributors, Safeskin's projections of distributor inventories, contractual arrangements and historical and projected trends related to actual rebates issued. The Company establishes an allowance for estimated returns based on historical return patterns and estimated future returns. Cost of goods sold includes all costs to manufacture the finished product plus related costs associated with ocean freight, customs duty, warehousing and product delivery expenses. Selling expenses include salaries for sales and marketing staffs and other related expenses such as sales commissions, and costs associated with travel, trade show participation and advertising. Research and development expenses include salaries for research and development staffs and related expenses for consulting, product testing and travel. General and administrative expenses include salaries for administrative and information technology staffs and related expenses for travel, insurance, facilities, consulting and professional fees. The income tax provision is substantially less than statutory rates as a result of the tax-free status of Safeskin's foreign manufacturing operations. Safeskin's existing Thailand manufacturing facilities have been granted tax-free status through 2003 and have been granted a reduced tax rate through 2007. In 1998, Safeskin built new production facilities in Thailand, and applied for and received similar tax-free status for these operations. These new facilities in Thailand have been granted tax-free status through 2006 and were granted a reduced tax rate through 2010. Safeskin's Malaysian manufacturing operations were granted five years of tax-free status which expired on September 30, 1998. The expiration of this tax-free status is not expected to have a material adverse effect upon Safeskin's operations as significantly all of the Malaysian manufacturing operations were transferred to Thailand during the first quarter of 1999.

Restructuring

During 1996, Safeskin announced plans to move all of its remaining latex examination glove production from its Malaysian facility to its Thailand facility. Safeskin also announced that the Malaysian facility would continue to operate as Safeskin's manufacturing source of higher-value synthetic, surgical, and scientific products. At December 31, 1996, the Malaysian facility was considered held for sale. During 1997, Safeskin extended the planned use of the Malaysian facility due to existing production requirements and the timing of bringing new production capacity on-line in Thailand. During 1998, Safeskin successfully increased its examination glove production capacity at its existing Thailand facility and in 1998, Safeskin commenced operations at its new 54-acre manufacturing facility in Thailand. This facility was constructed to provide additional capacity for the production of Safeskin's synthetic, surgical, and scientific products. As a result of this increased production capacity in Thailand for specialized gloves, during 1998 Safeskin decided to move all of its remaining examination, surgical, and synthetic glove production from its Ipoh, Malaysia and Vista, California production facilities to Safeskin's manufacturing facilities in Thailand by the end of the first quarter of 1999. In addition, Safeskin completed the integration of AQL in the fourth quarter of 1998 by relocating AQL's offices from Santa Maria, California to Safeskin's corporate headquarters in San Diego, California. In connection with the closure of Safeskin's facilities in Ipoh, Malaysia and Vista and Santa Maria, California, Safeskin recognized expense of $14,331,000 in the fourth quarter of 1998. This expense consists of approximately $5,134,000 related to fixed assets written down to estimated fair value, $3,883,000 related to employee termination costs, $3,335,000 related to impairment of goodwill associated with the Tactyl acquisition, $1,535,000 related to the write-off of leased equipment and the costs to renovate a leased facility, and approximately $444,000 associated with various other unusual charges. All remaining assets were assumed to be scrapped at the disposition date. The net book value of assets expected to be disposed of totaled approximately $14 million as of December 31, 1998. As of March 31, 1999, Safeskin had not yet disposed of a significant portion of its fixed assets written down to estimated fair value, primarily at its Ipoh, Malaysia facility. Safeskin intends to dispose of these assets in 1999. There have been no significant changes to the carrying amount of fixed assets held for disposal. In connection with the restructuring activities related to the closure of Safeskin's facilities in Ipoh, Malaysia and Vista and Santa Maria, California, Safeskin accrued restructuring charges totaling $5,158,889 at December 31, 1998. As of March 31, 1999, there have been no significant changes in Safeskin's previous estimates of accrued restructuring charges. These charges related primarily to liabilities associated with anticipated employee termination costs totaling $3,809,545 and costs associated with the write-off of an equipment lease and costs to renovate a leased facility totaling $1,349,344. As a result of the restructuring activities, Safeskin estimated that approximately 1,800 employees would be terminated primarily in Malaysia, in the first quarter of 1999. As of April 30, 1999, Safeskin has terminated the majority of these employees.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Net sales for the three months ended March 31, 1999 were $41,763,000 which represents a 21.6% decrease from net sales of $53,296,000 for the same three month period in 1998. The predominant cause for the sales decline was a decrease in unit volumes sold by the medical division in the 1999 period as compared to the 1998 period. Safeskin began operating certain of its new manufacturing facilities in the second half of 1998, which enabled Safeskin to increase its production capacity during 1998. From July 1997 to June 1998, Safeskin operated with its customers on an allocation of product basis, as Safeskin was only able to fill a portion of each distributor's orders. As Safeskin increased production capacity, Safeskin's sales personnel began a new and increased sales program directed at new and current end-user customers. As part of this sales program, Safeskin, its distributors and certain end-users entered into new three-way contracts providing for the pricing and supply of Safeskin products to such end-users. During the third quarter and the fourth quarter of 1998, Safeskin's distributors increased their orders from Safeskin to enable them to fulfill new sales they anticipated would be placed pursuant to these contracts. Safeskin expected these trends to continue into the first quarter of 1999. However, end-users did not purchase products under the new contracts as quickly as anticipated. In addition, during the first quarter of 1999, Safeskin experienced a longer than anticipated sales cycle for signing new contracts. As a result, Safeskin publicly announced its expectation that sales and earnings for the full year 1999 would be lower than anticipated.

Cost of goods sold decreased 15.9% from $25,454,000 for the three months ended March 31, 1998 to $21,413,000 for the three months ended March 31, 1999. As a percentage of net sales, cost of goods sold increased from 47.8% for the three months ended March 31, 1998 to 51.3% for the same period in 1999. The primary factors associated with the increase in cost of goods sold as a percentage of net sales were attributable to lower average selling prices, a higher mix of lower margin international sales and the negative effects of foreign currency in the current period due to the strengthening of the Thai baht. These factors were partially offset by an increased mix of higher-margin powder-free gloves and lower costs associated with the shift of production from Malaysia to Thailand. As a result of the above factors, gross profits decreased 26.9% from $27,842,000 for the three months ended March 31, 1998 to $20,350,000 for the three months ended March 31, 1999. In the remaining quarters of fiscal 1999, Safeskin anticipates that gross profit margins will be negatively affected by startup costs associated with transferring operations to the new Thailand facility, wind-down costs associated with the closing of the Malaysian manufacturing facility and increased pricing pressures in the industry.

Selling expenses increased 25.9% from $5,631,000 for the three months ended March 31, 1998 to $7,089,000 for the three months ended March 31, 1999. As a percentage of net sales, selling expenses increased from 10.6% for the three months ended March 31, 1998 to 17.0% for the same period in 1999. The increase in selling expenses as a percentage of net sales is primarily attributed to lower sales levels for the three months ended March 31, 1999. In addition, Safeskin experienced increased selling expenses related to its efforts to expand its business in international markets.

Research and development expenses decreased 9.2% from $1,835,000 for the three months ended March 31, 1998 to $1,666,000 for the three months ended March 31, 1999. As a percentage of net sales, these expenses increased from 3.4% for the three months ended March 31, 1998 to 4.0% for the three months ended March 31, 1999. The increase in research and development expenses as a percentage of net sales is primarily attributed to lower sales levels for the three months ended March 31, 1999. During the remaining quarters of fiscal 1999, Safeskin expects research and development expenses to be affected by costs associated with developing and testing new products scheduled for introduction in 1999.

General and administrative expenses increased 18.7% from $5,921,000 for the three months ended March 31, 1998 to $7,026,000 for the three months ended March 31, 1999. As a percentage of net sales, these expenses increased from 11.1% for the 1998 period to 16.8% for the 1999 period. The increase in general and administrative expenses as a percentage of net sales is primarily attributed to lower sales levels for the three months ended March 31, 1999. In addition, Safeskin experienced increased costs associated with its efforts to improve and streamline its information technology systems and services as well as increased legal and related expenses associated with product liability lawsuits.

Income from operations decreased 68.4% from $14,455,000 for the three months ended March 31, 1998 to $4,569,000 for the three months ended March 31, 1999, and operating margins decreased from 27.1% in the 1998 period to 10.9% in the 1999 period.

Interest expense (income), net, changed from $283,000 of interest income for the three months ended March 31, 1998 to $1,723,000 of interest expense for the three months ended March 31, 1999, primarily due to the fact that in 1999 Safeskin had incurred interest expense on debt outstanding during the period. By comparison, for the three months ended March 31, 1998, Safeskin had no debt outstanding and generated investment returns on its cash balances.

Other expense (income), net, changed from $56,000 of other income for the three months ended March 31, 1998 to $1,612,000 of other expense for the three months ended March 31, 1999. This change in other expense was substantially due to net foreign currency transaction losses in Safeskin's Thailand subsidiaries in 1999. In 1998, the Company was not significantly impacted by net foreign currency transaction gains or losses.

Provision for income taxes decreased 81.4% from $1,480,000 for the three months ended March 31, 1998 to $275,000 for the three months ended March 31, 1999. The income tax provision recorded in 1998 was less than United States statutory rates due primarily to the tax-free status of a significant portion of Safeskin's foreign manufacturing operations. In 1999, the income tax provision was less than United States statutory rates due primarily to the tax-free status of a significant portion of Safeskin's foreign manufacturing operations and the effect of a transaction entered into by two of Safeskin's subsidiaries, during the third quarter of 1998, that qualified as a Section 351 Exchange, as defined in Section 351 of the Internal Revenue Code.

Net income decreased 92.8% from $13,314,000 for the three months ended March 31, 1998 to $959,000 for the three months ended March 31, 1999. Due to the foregoing factors, net income as a percentage of net sales decreased from 25.0% in 1998 to 2.3% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Safeskin began operating certain of its new manufacturing facilities in the second half of 1998, which enabled Safeskin to increase its production capacity during 1998. From July 1997 to June 1998, Safeskin operated with its customers on an allocation of product basis, as Safeskin was only able to fill a portion of each distributor's orders. As Safeskin increased production capacity, Safeskin's sales personnel began a new and increased sales program directed at new and current end-user customers. As part of this sales program, Safeskin, its distributors and certain end-users entered into new three-way contracts providing for the pricing and supply of Safeskin products to such end-users. During the third quarter and the fourth quarter of 1998, Safeskin's distributors increased their orders from Safeskin to enable them to fulfill new sales they anticipated would be placed pursuant to these contracts. Safeskin expected these trends to continue into the first quarter of 1999. However, end-users did not purchase products under the new contracts as quickly as anticipated. In addition, during the first quarter of 1999, Safeskin experienced a longer than anticipated sales cycle for signing new contracts. As a result, Safeskin's inventory levels as of March 31, 1999 increased significantly from $37,057,000 at December 31, 1998 to $44,798,000 at March 31, 1999. On March 11, 1999,
Safeskin publicly announced its expectation that sales and earnings for the full year 1999 would be lower than anticipated.

During the three months ended March 31, 1999 and 1998, Safeskin acquired capital assets of approximately $14,636,000 and $12,537,000, respectively, primarily for the expansion of Safeskin's foreign manufacturing operations.

Safeskin is currently building a latex concentrate plant in Thailand. Safeskin began initial production of latex concentrate at this plant in the third quarter of 1997 and expects the final phase of construction to be completed in 1999. The output of the plant currently supplies approximately 70% of the latex concentrate required by Safeskin's factories in Thailand for the manufacture of its disposable latex gloves. Safeskin believes that this plant allows it to integrate its manufacturing processes to gain better control over the quality, cost and reliability of latex supplies. Safeskin anticipates that the completion of this construction will be funded with internally generated funds and borrowings under the credit facility.

Safeskin is expanding its Thailand manufacturing operations and has transferred manufacturing capacity from California and Malaysia to capitalize on the increased production efficiencies and lower operating costs in Thailand that Safeskin expects to realize. Safeskin has recently completed construction of a fifth building and related machinery at Safeskin's existing Hat Yai, Thailand facility. This building houses 22 high-speed and product-flexible dipping production lines which were commissioned throughout 1998, beginning in the second quarter, and are expected to increase production capacity by an additional 1.5 billion gloves annually. During 1999, Safeskin's expansion plans include the completion of a second manufacturing facility in Sadao, Thailand that is expected to produce latex and synthetic surgical, high-technology and scientific and medical examination gloves. Construction of the new manufacturing facility in Sadao, Thailand began in the second half of 1997 after approval by the Thailand Board of Investment. Four production buildings have been constructed on this site. The first building provides additional capacity for the production of Safeskin's surgical and cleanroom glove products and was completed in the fourth quarter of 1998. The second building is expected to house the expansion of Safeskin's Tactylon(R) synthetic medical examination and surgical glove products and Safeskin's nitrile glove production. This building is expected to increase by over 200 percent the production capacity of the Tactylon(R) product line in comparison to the previous facility located in Vista, California. Finally, the additional two buildings are expected to provide Safeskin increased capacity for latex and synthetic medical examination, surgical and scientific glove production. The new buildings, machines and supporting infrastructure at the new Sadao manufacturing facility and the fifth building at the Hat Yai facility are currently expected to cost approximately $80 million in the aggregate, approximately $60 million of which has been expended as of March 31, 1999. Safeskin believes that its significant investment in its manufacturing operations has increased Safeskin's annualized production capacity from approximately 3.5 billion gloves to approximately 5.5 billion gloves as of December 31, 1998. Financing for the total capital expenditures is projected to come from internally generated funds and borrowings from the credit facilities.

In the fourth quarter of 1998, Safeskin began construction of a facility in southern Thailand designed to manufacture boxes and ceramic gloveformers for its own use. This facility is expected to allow Safeskin to further integrate its manufacturing operations to gain better control over the quality, timeliness, cost and reliability of these products. This facility is expected to commence production in September 1999 and is expected to produce approximately 80% of Safeskin's requirements. The total expected costs for the construction of these facilities is approximately $7 million. This construction is expected to be funded through internally generated cash and borrowings under Safeskin's credit facilities.

During 1998, Safeskin had an unsecured two-year credit facility for financing general working capital needs, up to a maximum of $40,000,000 in borrowings (the "Revolving Credit Facility"). As of December 31, 1998, there was approximately $12,000,000 outstanding under the Revolving Credit Facility. On July 30, 1998, Safeskin, through its subsidiary Safeskin (B.V.I.) Limited ("Safeskin BVI"), entered into and closed a credit agreement for a $100 million loan facility (the "BVI Facility") with Union Bank of California, N.A., as Agent. The BVI Facility was secured by a first priority lien on the Common Stock of Safeskin purchased by Safeskin BVI, a first priority lien on all the assets of Safeskin BVI and a first priority pledge of the capital stock and beneficial interest in Safeskin Corporation (Thailand) Limited. Safeskin BVI had the option to accrue interest on the BVI Facility at an annual rate equal to either (i) the base rate plus 0.25% or (ii) LIBOR plus 1.75%. As of December 31, 1998, there was approximately $80,000,000 outstanding under the BVI Facility. During the second half of 1998, Safeskin used a majority of the funds from the BVI Facility to repurchase approximately two million shares of its Common Stock. The total cost of the treasury stock acquired related to this share buyback totaled approximately $73,600,000 for the year ended December 31, 1998. Borrowings above the cost of Safeskin's share buyback were used to finance (i) Safeskin's ongoing investment in its Thailand facilities (ii) Safeskin's working capital requirements and (iii) other general corporate purposes.

On March 5, 1999, Safeskin entered into a $100 million loan agreement, including a $60 million term loan (the "Term Loan") and a $40 million revolving credit facility (the "Revolver") both maturing in 2004. The Term Loan and the Revolver bear interest at approximately LIBOR plus 1.625%, however, the rate may vary according to certain financial ratios. Concurrently, Safeskin also closed a private placement of $40 million of senior secured notes due 2009 (the "Notes") with a final maturity of ten years and an average life of seven-years. The Notes bear interest at an annual fixed rate of 6.89%. The Notes constitute senior debt of Safeskin, ranking pari passu with Safeskin's other senior bank indebtedness. The proceeds of the Term Loan, the Revolver and the Notes were used to repay amounts outstanding under the Revolving Credit Facility and BVI Facility, which were subsequently canceled. The Term Loan, Revolver, and the Notes are secured by certain assets of Safeskin as well as a guarantee of all current and future significant domestic subsidiaries. Safeskin also entered into a seven year lease (the "Lease") for a new corporate headquarters campus facility to be constructed for Safeskin. The lessor of the campus has committed to fund up to a maximum of $60 million for the construction of the campus, with the portion of the committed amount actually used to be determined by Safeskin. Safeskin has the option to purchase the leased premises at any time during the lease. If Safeskin elects not to purchase the premises, Safeskin has guaranteed that the lessor, upon subsequent sale of the building, will receive a percentage of the total amount of funding, up to $53.9 million. The Company's lease obligations, including the payment of rents and the payment of the guaranteed residual value is secured by the Company's interest in the real estate subject to the Lease and, pari passu with the lenders on the Term Loan, Revolver, and Notes, certain other assets of Safeskin. As of March 31, 1999, there was $111,000,000 outstanding under these credit facilities. As of March 31, 1998, the Company had no debt outstanding.

Safeskin's foreign manufacturing subsidiaries have revolving lines of credit for financing general working capital needs up to approximately $9,100,000. As of March 31, 1999, there were no borrowings outstanding under these credit facilities. These borrowings are collateralized by all assets of the subsidiaries and are further supported by a guarantee of Safeskin.

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

Safeskin's Year 2000 assessment involves the testing and analyzing of all information technology equipment, applications software and non-information technology systems used by Safeskin, and the evaluation of the Year 2000 preparedness of third parties critical to Safeskin's operations. As of March 31, 1999, Safeskin's Year 2000 assessment in each of these areas was over 90% complete. To date, the assessment has revealed that two of the material applications software on which Safeskin relies are not Year 2000 compliant. Safeskin plans to replace both of these applications in 1999. In early 1998, Safeskin began to implement a Year 2000 compliant enterprise-wide business systems application. Although Safeskin installed the application in order to improve the management of its business data, the application is also expected to have the effect of ensuring that a significant percentage of Safeskin's information technology systems are Year 2000 compliant. This application was online at Safeskin's U.S. facilities in January 1999 and Safeskin expects it to be online at the Southeast Asian manufacturing facilities by the end of the third quarter of 1999.

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

In addition, Safeskin is currently requesting confirmation that all suppliers and customers material to its operations are, or within a short period of time are planning to become, Year 2000 compliant.

Safeskin has approved and began implementing a final remediation plan for addressing all known Year 2000 Issues in the fourth quarter of 1998. Safeskin's remediation plan will give priority to those non-Year 2000 compliant technology systems which are material to Safeskin's operations. Perot Systems Corporation is expected to handle all remediation efforts, including, if necessary, the replacement of any information technology hardware or software, the upgrading of manufacturing systems and the changing of BIOS or chip codes. Perot Systems Corporation will coordinate its remediation efforts with Safeskin in order to avoid, to the extent possible, disruption of Safeskin's manufacturing capacity. Safeskin expects that contingency plans for all known Year 2000 Issues will be finalized by mid-1999.

Safeskin also plans to examine the Year 2000 readiness of any information or non-information technology systems acquired in the future and develop remediation and contingency plans as necessary.

Safeskin is also preparing contingency plans in the event that there is a disruption to the business caused by Year 2000 data processing problems. Although Safeskin anticipates complete remediation by mid-1999, it is possible that delays in the remediation process or Year 2000 issues caused by third party trading partners could arise. Safeskin is assessing these issues and is developing contingency plans that would provide for uninterrupted business operations. Safeskin expects these contingency plans will be fully developed by the end of the second quarter in 1999.

Costs

Although the total costs associated with becoming Year 2000 compliant have not been fully identified, Safeskin does not currently expect the costs of remediating its Year 2000 Issues to be material to its operations, results of operations or financial condition. As of March 31, 1999, Safeskin has spent approximately $165,000 on Year 2000 Issues, primarily attributable to the cost of conducting the Year 2000 assessment and developing a remediation plan.

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

The forward foreign exchange contracts generally require Safeskin to exchange U.S. dollars for foreign currencies based on pre-established exchange rates at the contracts maturity dates. If the counterparties to the exchange contracts (primarily A2 rated international institutions) do not fulfill their obligations to deliver the contracted currencies, Safeskin could be at risk for currency related fluctuations (generally limited to unrealized gains). Management believes using A2 rated international institutions as counterparties to the hedging contracts minimizes the risk of non-performance. As of March 31, 1999, Safeskin had forward foreign exchange contracts to purchase Thai baht in the aggregate amount of $15,000,000 outstanding, with a weighted average exchange rate of 37.19 Thai baht to 1 U.S. dollar. For the three months ended March 31, 1999, Safeskin recorded an unrealized loss of approximately $169,000 in connection with these contracts. Further disclosure relating to forward foreign exchange contracts is included in Note 2 in the Notes to the 1998 Consolidated Financial Statements.

Interest Rate Risk

Except for indebtedness under Safeskin's Note Agreement which is fixed rate financing, the balance of Safeskin's indebtedness is variable rate financing. Safeskin believes that its exposure to market risk relating to interest rate risk is not material. Safeskin does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurances that interest rates will not significantly change. Further disclosure relating to financial instruments is included in Note 6 and Note 13 in the Notes to the 1998 Consolidated Financial Statements.

Commodity Price and Availability Risk

Safeskin is subject to risk associated with the consistent availability, at budgeted prices, of raw rubber from independent growers and latex concentrate from plant operators in Malaysia and Thailand and the availability of nitrile. Safeskin enters into commodity forward contracts with suppliers. Such contracts are executed to offset Safeskin's exposure to the potential change in supply mainly for raw rubber and latex concentrate used in the manufacturing of Safeskin's gloves.

LEGAL PROCEEDINGS

Approximately 222 product liability lawsuits seeking monetary damages, in most cases of an unspecified amount, were pending in federal and state courts against Safeskin and other manufacturers of latex gloves. These lawsuits allege injuries ranging from dermatitis to severe allergic reactions caused by the residual chemicals or latex proteins in gloves worn by medical workers while performing their duties. On February 26, 1997, the Judicial Panel on Multi-District Litigation entered an order transferring all latex allergy lawsuits brought on behalf of healthcare workers against Safeskin and other latex glove manufacturers in the Federal courts to the United States District Court for the Eastern District of Pennsylvania, consolidating those cases for discovery management and other pre-trial proceedings. Safeskin has referred the defense of these lawsuits to its insurance carriers.

Since March 11, 1999, numerous lawsuits (collectively the "Securities Actions") have been filed in the U.S. District Court for the Southern District of California against Safeskin and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The Securities Actions were brought by plaintiffs in their individual capacity and on behalf of a purported class of persons who purchased or otherwise acquired Safeskin publicly traded securities during various periods occurring between October 23, 1997 and March 11, 1999. The suits allege that plaintiffs purchased Safeskin securities at prices artificially inflated by defendants' misrepresentations and omissions concerning Safeskin's financial condition and prospects and seek an unspecified amount of damages. In addition, a shareholder derivative action has been filed against certain of Safeskin's directors, and Safeskin as a nominal defendant, in the Supreme Court of the State of California, San Diego County (the "Derivative Action"). The Derivative Action alleges breach of fiduciary duty, waste of corporate assets and gross negligence in connection with Safeskin's stock repurchase program and seeks an unspecified amount of damages. Defendants' time to respond to the allegations made in the Securities Actions and the Derivative Action has not yet expired, however, Safeskin believes that these claims are without merit and intends to contest the claims vigorously.

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

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, the following statements included in Management's Discussion and Analysis:

o statements regarding Safeskin's estimates with respect to sales, revenues, cost of goods sold and operating margins;

o the financial effect of the expiration of the tax-free status of the Malaysian manufacturing operations;

o the ability of Safeskin to dispose of its Malaysian and Vista, California assets in 1999 and to realize estimated fair values;

o the effect on gross profit margins of start-up costs associated with transferring operations to the new Thailand facility, wind-down costs associated with the closing of the Malaysian manufacturing facility and increased pricing pressures;

o the effect of currency fluctuations in Thailand on the cost of goods sold and upon Safeskin's operating results;

o statements concerning Safeskin's outlook for 1999 and beyond including the ability of Safeskin to retain and increase sales under GPO, end-user and distributor contracts;

o     Safeskin's liquidity and working capital;

o Safeskin's ability to complete construction of new facilities as scheduled;

o Safeskin's ability to achieve anticipated production capacity in the new manufacturing facilities and recognize certain operating efficiencies and savings in Thailand; and

o and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

The most important factors that could prevent Safeskin from achieving its goals -- and cause the assumptions underlying forward-looking statements and the actual results of Safeskin to differ materially from those expressed in or implied by those forward-looking statements -- include, but are not limited to, the following:

o the competitive nature of the industry and the ability of Safeskin to continue to distinguish its products on the basis of quality, reliability and value; possible obsolescence of Safeskin's primary products due to the development by competitors of new products, manufacturing processes or technologies including latex alternatives; the ability of Safeskin to maintain and build strong distributor relationships and attract new customer orders; and the ability of Safeskin to maintain selling prices and anticipated volumes;

o the ability of Safeskin to meet existing or future FDA regulations regarding the manufacture and sale of Safeskin's gloves;

o Safeskin's ability to successfully develop and introduce new products to the market through record or even combined internal investments into product development or research and development;

o risks associated with investments and operations in foreign countries, particularly Thailand and Malaysia, including exchange rate fluctuations, local economic conditions, governmental policies regarding foreign ownership of manufacturing facilities, local regulatory requirements, tax holidays and political factors;

o Safeskin's ability to successfully integrate the operations of acquired businesses in a timely and efficient manner and to realize the anticipated benefits of such acquisitions;

o the consistent availability, at budgeted prices, of raw rubber from independent growers and latex concentrate from plant operators in Malaysia and Thailand and the availability of nitrile;

o adverse outcomes or excessive legal expenses in connection with lawsuits or the ability to obtain and maintain sufficient insurance coverage at reasonable rates;

o delays in the completion of the construction of Safeskin's new production facilities in Thailand or the failure of these production facilities to generate anticipated productivity and efficiencies;

o delays in the completion of the final phase of Safeskin's construction of its latex concentrate plant in Thailand or the failure of this plant to generate anticipated productivity and efficiencies;

o Safeskin's ability to make the necessary capital investments, which are required to expand its manufacturing operations and capacity;

o the non-linearity of Safeskin's sales throughout the quarter which limits Safeskin's ability to accurately monitor and predict net sales and profitability;

o Safeskin's ability to monitor inventories of products held by third-party distributors and to predict sales trends given Safeskin's limited visibility of sales to end user customers;

o economic conditions in the healthcare industry, including the potential impact of industry consolidation and cost constraints on the end-user;

o changes in significant government regulations affecting the healthcare industry;

o the ability of Safeskin to protect its proprietary products, know-how and manufacturing processes;

o     the ability to attract and retain key personnel;

o Safeskin's ability to develop, maintain and improve information systems that provide the Company with accurate and timely information;

o changes in Safeskin's rates or basis of income taxation, including applicable U.S. tax laws and policies governing foreign operations and
      Section 351 transactions;

o the ability of Safeskin to complete its Year 2000 project and remediate its Year 2000 Issues within the specified time frames or within currently estimated costs; and

o rapid levels of inflation which could have a significant effect on Safeskin's net sales and profitability.

These and other risks and uncertainties affecting Safeskin are discussed in greater detail in this report and in other filings by Safeskin with the Securities and Exchange Commission.

                           PART II: OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        EXHIBIT                    DESCRIPTION OF DOCUMENT
        -------                    -----------------------

        10.46 Amended and Restated Revolving/Term Loan Agreement, dated as of March 5, 1999, by and among Safeskin Corporation, Union Bank of California, N.A. and certain lenders named therein; First Amendment to Amend and Restated Revolving/Term Loan Agreement, dated as of March 31, 1999.

        10.47 Security Agreement,dated as of March 5, 1999, by Safeskin Corporation, Safeskin Scientific Corporation and Union Bank of California, N.A.

        10.48 Note Purchase Agreement, dated as of March 5, 1999, by and among Safeskin Corporation and the several purchasers named therein.

        10.49 Intercreditor and Collateral Agency Agreement, dated as of March 5, 1999, by and among Safeskin Corporation, Safeskin Scientific Corporation, Union Bank of California, N.A., the holders of the 6.89% Senior Secured Notes due 2009 and the Synthetic Lease Investors named therein.

        10.50 Credit Agreement, dated as of March 5, 1999, by and among Union Bank of California, N.A., as trustee, Union Bank of
                California, N.A. and the several lenders named therein; First Amendment to the Credit Agreement, dated as of March 31, 1999.

        10.51 Participation Agreement, dated as of March 5, 199, by and among Union Bank of California, N.A., as trustee, Union Bank of California, N.A., Bankers Commercial Corporation and the several lenders named therein.

        10.52 Guarantee, dated as of March 5, 1999, by Safeskin Corporation and Safeskin Scientific Corporation in favor of the beneficiaries named therein.

        10.53 Lease, dated as of March 5, 1999, by and between Union Bank of California, N.A., as trustee, and Safeskin Real Estate Incorporated.

        11      Statement re: Computation of Per Share Earnings

(b)     Reports on Form 8-K

        None.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SAFESKIN CORPORATION


Date:  May 17, 1999                 By:  /s/ David L. Morash
                                         ---------------------------------------
                                         David L. Morash, Executive Vice-
                                         President, Chief Financial Officer

                                 EXHIBIT INDEX


        EXHIBIT                    DESCRIPTION OF DOCUMENT
        -------                    -----------------------

        10.46 Amended and Restated Revolving/Term Loan Agreement, dated as of March 5, 1999, by and among Safeskin Corporation, Union Bank of California, N.A. and certain lenders named therein; First Amendment to Amend and Restated Revolving/Term Loan Agreement, dated as of March 31, 1999.

        10.47 Security Agreement,dated as of March 5, 1999, by Safeskin Corporation, Safeskin Scientific Corporation and Union Bank of California, N.A.

        10.48 Note Purchase Agreement, dated as of March 5, 1999, by and among Safeskin Corporation and the several purchasers named therein.

        10.49 Intercreditor and Collateral Agency Agreement, dated as of March 5, 1999, by and among Safeskin Corporation, Safeskin Scientific Corporation, Union Bank of California, N.A., the holders of the 6.89% Senior Secured Notes due 2009 and the Synthetic Lease Investors named therein.

        10.50 Credit Agreement, dated as of March 5, 1999, by and among Union Bank of California, N.A., as trustee, Union Bank of
                California, N.A. and the several lenders named therein; First Amendment to the Credit Agreement, dated as of March 31, 1999.

        10.51 Participation Agreement, dated as of March 5, 199, by and among Union Bank of California, N.A., as trustee, Union Bank of California, N.A., Bankers Commercial Corporation and the several lenders named therein.

        10.52 Guarantee, dated as of March 5, 1999, by Safeskin Corporation and Safeskin Scientific Corporation in favor of the beneficiaries named therein.

        10.53 Lease, dated as of March 5, 1999, by and between Union Bank of California, N.A., as trustee, and Safeskin Real Estate Incorporated.

        11      Statement re: Computation of Per Share Earnings


        27      Financial Data Schedule