Form 10-Q
period 1999-06-30
SAFESKIN CORP
filed 1999-08-13
CIK 911636

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

         Yes   [X]           No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                                            Outstanding at July 31, 1999
                 ----                                             ----------------------------
Common Stock, par value $0.01 per share                                    55,503,709

                              SAFESKIN CORPORATION

                                      INDEX


                                                                                               Page Number
                                                                                               -----------
PART I:           Financial Information............................................                 1

ITEM 1.           Financial Statements.............................................                 1

                  Condensed Consolidated Balance Sheets at June 30, 1999 and
                  December 31, 1998................................................                 2

                  Condensed Consolidated Statements of Operations for the three
                  months ended June 30, 1999 and 1998..............................                 3

                  Condensed Consolidated Statements of Operations for the six months
                  ended June 30, 1999 and 1998.....................................                 4

                  Consolidated Statements of Comprehensive Income for the three
                  months ended June 30, 1999 and 1998 .............................                 5

                  Consolidated Statements of Comprehensive Income for
                  the six months ended June 30, 1999 and 1998 .....................                 6

                  Condensed Consolidated Statements of Cash Flows for the six months
                  ended June 30, 1999 and 1998.....................................                 7

                  Notes to Condensed Consolidated Financial Statements.............                 8

ITEM 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations............................................                 9


PART II:          Other Information................................................                 25

ITEM 6.  Exhibits and Reports on Form 8-K                                                           25

                  SIGNATURES.......................................................                 26

                          PART I: FINANCIAL INFORMATION




ITEM 1.  Financial Statements

         INDEX                                                                  PAGE
         -----                                                                  ----
         Condensed Consolidated Balance Sheets at June 30, 1999
         and December 31, 1998.....................................................2

         Condensed Consolidated Statements of Operations for
         the three months ended June 30, 1999 and 1998.............................3

         Condensed Consolidated Statements of Operations for
         the six months ended June 30, 1999 and 1998...............................4

         Consolidated Statements of Comprehensive Income for the
         three months ended June 30, 1999 and 1998 ................................5

         Consolidated Statements of Comprehensive Income for the
         six months ended June 30, 1999 and 1998 ..................................6

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 1999 and 1998...................................7

         Notes to Condensed Consolidated Financial Statements......................8

                              SAFESKIN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                                              JUNE 30,
                                                               1999         DECEMBER 31,
                                                            (UNAUDITED)        1998
                                                          -------------   -------------
ASSETS
Current assets:
      Cash and cash equivalents ........................  $  11,146,926   $   9,416,802
      Accounts receivable, net .........................     34,112,727      32,511,412
      Inventory ........................................     41,240,010      37,056,821
      Other current assets .............................     12,558,563       9,829,335
                                                          -------------   -------------

             Total current assets ......................     99,058,226      88,814,370

Property, plant and equipment, net .....................    142,502,530     119,456,352
Deferred taxes and other assets ........................     41,963,724      40,690,386
                                                          -------------   -------------

             Total assets ..............................  $ 283,524,480   $ 248,961,108
                                                          =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable .................................  $   8,778,094   $   8,661,602
      Accrued liabilities ..............................     19,574,287      24,515,378
      Current portion of long-term debt ................      6,750,000       4,500,000
                                                          -------------   -------------

             Total current liabilities .................     35,102,381      37,676,980

Long-term debt .........................................    111,044,050      87,731,158
Other long-term liabilities ............................      4,224,217       2,140,682
                                                          -------------   -------------

             Total liabilities .........................    150,370,648     127,548,820

Commitments and contingencies

Shareholders' equity:
      Preferred stock; $.01 par value; 10,000,000 shares
           authorized and no shares outstanding ........             --              --
      Common stock; $.01 par value; 80,000,000 shares
            authorized; 55,124,709 shares
            and 54,600,399 shares outstanding ..........        551,247         546,004
      Additional paid-in-capital .......................     77,421,573      75,360,306
      Treasury stock, at cost; 1,999,900 shares in
            1999 and 1998 ..............................    (73,880,836)    (73,589,169)
      Accumulated other comprehensive loss .............    (26,871,042)    (26,993,003)
      Retained earnings ................................    155,932,890     146,088,150
                                                          -------------   -------------

            Total shareholders' equity .................    133,153,832     121,412,288
                                                          -------------   -------------

            Total liabilities and shareholders' equity .  $ 283,524,480   $ 248,961,108
                                                          =============   =============

 The accompanying notes are an integral part of these condensed financial statements.



                              SAFESKIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                            1999                      1998
                                                         -----------               -----------
Net sales...........................................     $59,072,653               $58,642,596

Cost of goods sold..................................      31,306,200                27,890,151
                                                         -----------               -----------

          Gross profit..............................      27,766,453                30,752,445
                                                         -----------               -----------

Operating expenses:
    Selling.........................................       8,654,808                 6,141,030
    Research and development........................       1,533,235                 1,679,546
    General and administrative......................       7,062,596                 6,130,258
                                                         -----------               -----------

          Total operating expenses..................      17,250,639                13,950,834
                                                         -----------               -----------

          Income from operations....................      10,515,814                16,801,611

Interest expense, net...............................       1,975,822                   123,070

Other expense (income), net.........................        (947,473)                   16,160
                                                         -----------               -----------

Income before income tax provision..................       9,487,465                16,662,381

Income tax provision................................         602,382                 1,666,237
                                                         -----------               -----------

Net income..........................................     $ 8,885,083               $14,996,144
                                                         ===========               ===========

Per share amounts:
Earnings per share of common stock
    and common stock equivalents:
        Basic                                           $       0.17               $      0.28
        Diluted                                                 0.16                      0.25

Weighted average number of shares of common
    stock and common stock equivalents outstanding:
        Basic                                             53,008,409                53,849,094
        Diluted                                           56,311,915                61,120,471

 The accompanying notes are an integral part of these condensed financial statements.


                              SAFESKIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                       1999                     1998
                                                                                    -----------              -----------
          Net sales........................................................        $100,835,568             $111,938,431

          Cost of goods sold...............................................          52,719,506               53,344,413
                                                                                    -----------              -----------

                    Gross profit...........................................          48,116,062               58,594,018
                                                                                    -----------              -----------

          Operating expenses:
              Selling......................................................          15,743,366               11,772,122
              Research and development.....................................           3,199,237                3,514,219
              General and administrative...................................          14,088,579               12,051,208
                                                                                    -----------              -----------

                    Total operating expenses...............................          33,031,182               27,337,549
                                                                                    -----------              -----------

                    Income from operations.................................          15,084,880               31,256,469

          Interest expense (income), net...................................           3,698,734                 (159,666)

          Other expense (income), net......................................             664,338                  (39,982)
                                                                                    -----------              -----------

          Income before income tax provision...............................          10,721,808               31,456,117

          Income tax provision.............................................             877,068                3,145,611
                                                                                    -----------              -----------

          Net income.......................................................         $ 9,844,740              $28,310,506
                                                                                    ===========              ===========

          Per share amounts:
          Earnings per share of common stock
              and common stock equivalents:
                  Basic                                                             $      0.19              $      0.53
                  Diluted                                                                  0.17                     0.47

          Weighted average number of shares of common
              stock and common stock equivalents outstanding:
                  Basic                                                              53,106,576               53,319,341
                  Diluted                                                            56,854,530               60,878,216


 The accompanying notes are an integral part of these condensed financial statements.


                              SAFESKIN CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                               1999                     1998
                                                                           -----------              -----------
Net income......................................................          $  8,885,083              $14,996,144

Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustments...................             2,109,626               (7,114,749)
                                                                           -----------              -----------
Comprehensive income............................................           $10,994,709              $ 7,881,395
                                                                           ===========              ===========


 The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                               1999                     1998
                                                                            ----------              -----------
Net income......................................................            $9,844,740              $28,310,506

Other comprehensive income, net of tax:

     Foreign currency translation adjustments...................               121,961                6,248,049
                                                                            ----------              -----------
Comprehensive income.............................................           $9,966,701              $34,558,555
                                                                            ==========              ===========





 The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)


                                                               1999           1998
                                                          -------------   -------------
Cash flows from operating activities:
      Net income .......................................  $   9,844,740   $  28,310,506
      Adjustments to reconcile net income to cash
          provided by operating activities:
           Depreciation and amortization ...............      7,335,199       5,360,857
           Exchange loss ...............................        702,146         301,451
           Loss on disposal of equipment ...............         14,042          14,049
      Changes in operating assets and liabilities:
                Accounts receivable ....................     (1,869,000)       (365,083)
                Inventory ..............................     (4,562,855)     (8,745,872)
                Other assets ...........................     (5,030,683)     (6,909,165)
                Accounts payable and accrued liabilities     (2,566,530)     (3,151,072)
                                                          -------------   -------------
           Net cash provided by operating activities ...      3,867,059      14,815,671
                                                          -------------   -------------

Cash flows from investing activities:
      Payments for acquisitions ........................             --     (14,346,460)
      Purchase of property, plant and equipment ........    (30,158,567)    (26,664,206)
      Proceeds from sale of equipment ..................          3,066              --
                                                          -------------   -------------
           Net cash used in investing activities .......    (30,155,501)    (41,010,666)
                                                          -------------   -------------

Cash flows from financing activities:

      Proceeds from issuance of common stock ...........      2,066,510       5,420,911
      Repurchase of common stock .......................       (291,667)     (7,223,304)
      Borrowings of debt ...............................    163,685,227      25,000,000
      Repayments of debt ...............................   (138,122,335)     (9,000,000)
                                                          -------------   -------------
           Net cash provided by financing activities ...     27,337,735      14,197,607
                                                          -------------   -------------

Effect of exchange rate changes on cash ................        680,831          42,886
                                                          -------------   -------------
Net increase (decrease) in cash and cash equivalents ...      1,730,124     (11,954,502)
Cash and cash equivalents at beginning of period .......      9,416,802      23,916,959
                                                          -------------   -------------
Cash and cash equivalents at end of period .............  $  11,146,926   $  11,962,457
                                                          =============   =============

 The accompanying notes are an integral part of these condensed financial statements.


                              SAFESKIN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which consist only of normal and recurring adjustments, necessary for a fair presentation of results for the periods indicated. The results of any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 1998. The December 31, 1998 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications have been made to prior periods to conform to the current period's presentation.

2. Inventories at June 30, 1999 consisted of $6,096,000, $525,000 and $34,619,000 for raw materials, work in process and finished goods, respectively. At December 31, 1998, inventories consisted of $5,587,000, $909,000 and $30,561,000 for raw materials, work in process and finished goods, respectively.

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

4. The Company is exposed to exchange rate risk when it and certain of its subsidiaries enter into transactions denominated in currencies other than their functional currency. Certain firmly committed transactions are hedged with forward foreign exchange contracts. As exchange rates change, gains and losses on the exposed transactions may be partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings. The Company's derivative activities, all of which consist of forward foreign exchange contracts as of June 30, 1999, are initiated primarily to hedge intercompany receivables and payables.

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

5. As of March 5, 1999, the Company entered into a seven-year lease for a new corporate headquarters campus facility ("the Lease"). As of June 30, 1999, the Lease was modified such that the new maturity date is March 31, 2000. As of June 30, 1999, the lessor's maximum loan commitment was reduced from $60 million to $17.5 million. In connection with these modifications, the Company has also elected to exercise its option to purchase the land and land improvements up to a maximum of $17.5 million on or before March 31, 2000. Further disclosure relating to the Company's commitments is included in Notes 9 and 13 in the Notes to the 1998 Consolidated Financial Statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.

GENERAL

Safeskin attributes its current sales levels principally to increased market penetration due to the implementation of sales and marketing programs, the introduction of new products and growth in markets for its products.
Safeskin introduced lightly powdered medical gloves in 1989, powder-free medical gloves in 1990, HypoClean(R) powder-free gloves in 1992, powder-free latex surgical gloves in 1994 and various high technology and scientific nitrile gloves in 1995. In 1997, Safeskin began selling a medical examination glove made of nitrile, a non-latex material. Additionally, in 1997, as a result of its acquisition of the synthetic glove business of Tactyl Technologies, Inc. ("Tactyl"), Safeskin began selling Tactylon(R) synthetic examination and surgical gloves. In February 1998, as a result of its acquisition of Absolute Quality Leadership, Inc. ("AQL"), Safeskin expanded its current product line associated with the high-technology and scientific markets to include a broad line of proprietary latex and synthetic glove products, specifically designed for the microelectronics, health technologies and general laboratory and safety market segments. Although Safeskin has continued to develop new products and expects to do so in the future, no assurance can be given that the new products will be accepted in the marketplace.

Safeskin's net sales are derived from the sale of finished products, net of contractual allowable rebates, incentives, fees and allowance for estimated returns. These rebates are provided to distributors for the resale of Safeskin's products in specific volumes to specified end user customers and fees are provided to group purchasing organizations based on sales made to their member organizations. Safeskin estimates allowable rebates, on a monthly basis, through the analysis of actual sales information from distributors, Safeskin's projections of distributor inventories, contractual arrangements and historical and projected trends related to actual rebates issued. Safeskin establishes an allowance for estimated returns based on historical return patterns and estimated future returns. Cost of goods sold includes all costs to manufacture the finished product plus related costs associated with ocean freight, customs duty, warehousing and product delivery expenses. Selling expenses include salaries for sales and marketing staffs and other related expenses such as sales commissions, and costs associated with travel, trade show participation and advertising. Research and development expenses include salaries for research and development staffs and related expenses for consulting, product testing and travel. General and administrative expenses include salaries for administrative and information technology staffs and related expenses for travel, insurance, facilities, consulting and professional fees. The income tax provision is substantially less than statutory rates primarily as a result of the tax-free status of Safeskin's foreign manufacturing operations. Safeskin's existing Thailand manufacturing facilities have been granted tax-free status through 2003 and have been granted a reduced tax rate through 2007. In 1998, Safeskin built new production facilities in Thailand, and applied for and received similar tax-free status for these operations. These new facilities in Thailand have been granted tax-free status through 2006 and were granted a reduced tax rate through 2010. Safeskin's Malaysian manufacturing operations were granted five years of tax-free status which expired on September 30, 1998. The expiration of this tax-free status will not have a material adverse effect upon Safeskin's operations as substantially all of the Malaysian manufacturing operations were transferred to Thailand during the first quarter of 1999.

Restructuring

During 1996, Safeskin announced plans to move all of its remaining latex examination glove production from its Malaysian facility to its Thailand facility. Safeskin also announced that the Malaysian facility would continue to operate as Safeskin's manufacturing source of higher-value synthetic, surgical, and scientific products. At December 31, 1996, the Malaysian facility was considered held for sale. During 1997, Safeskin extended the planned use of the Malaysian facility due to existing production requirements and the timing of bringing new production capacity on-line in Thailand. During 1998, Safeskin successfully increased its examination glove production capacity at its existing Thailand facility and in 1998, Safeskin commenced operations at its new 54-acre manufacturing facility in Thailand. This facility was constructed to provide additional capacity for the production of Safeskin's synthetic, surgical, and scientific products. As a result of this increased production capacity in Thailand for specialized gloves, during 1998 Safeskin decided to move all of its remaining examination, surgical, and synthetic glove production from its Ipoh, Malaysia and Vista, California production facilities to Safeskin's manufacturing facilities in Thailand by the end of the first quarter of 1999. In addition, Safeskin completed the integration of AQL in the fourth quarter of 1998 by relocating AQL's offices from Santa Maria, California to Safeskin's corporate headquarters in San Diego, California. In connection with the closure of Safeskin's facilities in Ipoh, Malaysia and Vista and Santa Maria, California, (the "closed facilities"), Safeskin recognized an expense of $14,331,000 in the fourth quarter of 1998. This expense consists of approximately $5,134,000 related to fixed assets written down to estimated fair value, $3,883,000 related to employee termination costs, $3,335,000 related to impairment of goodwill associated with the Tactyl acquisition, $1,535,000 related to the write-off of leased equipment and the costs to renovate a leased facility, and approximately $444,000 associated with various other unusual charges. All remaining assets of the closed facilities were assumed to be scrapped. The net book value of assets expected to be disposed of totaled approximately $14 million as of December 31, 1998. As of June 30, 1999, Safeskin had not yet disposed of a significant portion of its fixed assets at the closed facilities (primarily those at its Ipoh, Malaysia facility), which were written down to estimated fair value. Safeskin intends to dispose of these assets in 1999. There have been no significant changes to the carrying amount of fixed assets held for disposal. In connection with the restructuring activities related to the closure of Safeskin's facilities in Ipoh, Malaysia and Vista and Santa Maria, California, Safeskin accrued restructuring charges totaling $5,158,889 at December 31, 1998. As of June 30, 1999, there have been no significant changes in Safeskin's previous estimates of accrued restructuring charges. These charges related primarily to liabilities associated with anticipated employee termination costs totaling $3,809,545 and costs associated with the write-off of an equipment lease and costs to renovate a leased facility totaling $1,349,344. As a result of the restructuring activities, Safeskin terminated approximately 1,800 employees primarily in Malaysia, in the first and second quarters of 1999.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

Net sales for the three months ended June 30, 1999 were $59,073,000 which represents a 0.7% increase over net sales of $58,642,000 for the same period in 1998. The predominant causes for the increase in sales were an increase in unit volumes sold and the shift in product mix to higher priced powder-free gloves in the 1999 period as compared to the 1998 period, offset by lower average selling prices.

Cost of goods sold increased 12.2% from $27,890,000 for the three months ended June 30, 1998 to $31,307,000 for the three months ended June 30, 1999. As a percentage of net sales, cost of goods sold increased from 47.6% for the three months ended June 30, 1998 to 53.0% for the same period in 1999. This increase in cost of goods sold as a percentage of net sales was primarily attributable to lower average selling prices and the negative effects of foreign currency in the current period due to the strengthening of the Thai baht. In addition, cost of goods sold has been adversely affected by start-up production costs associated with Safeskin's new plant in Thailand and wind-down production costs associated with relocating significant glove capacity from Malaysia to Thailand. These factors were partially offset by an increased mix of higher-margin powder-free gloves, lower costs associated with the shift of production from Malaysia to Thailand and lower latex costs. As a result of the above factors, gross profits decreased 9.7% from $30,752,000 for the three months ended June 30, 1998 to $27,766,000 for the three months ended June 30, 1999.

Selling expenses increased 40.9% from $6,141,000 for the three months ended June 30, 1998 to $8,655,000 for the three months ended June 30, 1999. As a percentage of net sales, selling expenses increased from 10.5% for the three months ended June 30, 1998 to 14.7% for the same period in 1999. The increase in selling expenses as a percentage of net sales is primarily attributed to expansion of Safeskin's scientific and international sales force and related efforts to expand its business in these markets.

Research and development expenses decreased 8.7% from $1,679,000 for the three months ended June 30, 1998 to $1,533,000 for the three months ended June 30, 1999. As a percentage of net sales, these expenses decreased slightly from 2.9% for the three months ended June 30, 1998 to 2.6% for the three months ended June 30, 1999.

General and administrative expenses increased 15.2% from $6,130,000 for the three months ended June 30, 1998 to $7,062,000 for the three months ended June 30, 1999. As a percentage of net sales, general and administrative expenses increased from 10.5% for the 1998 period to 12.0% for the 1999 period. The increase in general and administrative expenses as a percentage of net sales was caused primarily by increased costs associated with Safeskin's efforts to improve and streamline its information technology systems and services as well as increased legal and related expenses associated with product liability and other lawsuits. Safeskin's legal expenses were favorably offset by approximately $1,016,000 in the second quarter 1999 due to a refund anticipated from one of its primary insurance carriers of overpaid product liability insurance costs. This refund was received by Safeskin in July 1999.

Income from operations decreased 37.4% from $16,802,000 for the three months ended June 30, 1998 to $10,516,000 for the three months ended June 30, 1999. Operating margins decreased from 28.7% in the 1998 period to 17.8% in the 1999 period.

Interest expense, net, increased from $123,000 of interest expense for the three months ended June 30, 1998 to $1,976,000 of interest expense for the three months ended June 30, 1999, primarily due to the fact that in 1999 Safeskin had incurred interest expense on average debt outstanding during the period totalling approximately $114,400,000. In 1998, Safeskin had incurred interest expense on average debt outstanding totaling approximately $8,000,000.

Other expense (income), net, changed from $16,000 of other expense for the three months ended June 30, 1998 to $948,000 of other income for the three months ended June 30, 1999. The change in other expense (income), net, was due substantially to net foreign currency transaction gains in Safeskin's Thailand subsidiaries due to the strengthening of the Thai baht in the three month period ended June 30, 1999. In 1998, Safeskin was not significantly impacted by net foreign currency transaction gains or losses.

Provision for income taxes decreased from $1,666,000 for the three months ended June 30, 1998 to $602,000 for the three months ended June 30, 1999. The income tax provision recorded in 1998 was less than United States statutory rates due primarily to the tax-free status of a significant portion of Safeskin's foreign manufacturing operations. In 1999, the income tax provision was less than United States statutory rates due primarily to the tax-free status of a significant portion of Safeskin's foreign manufacturing operations and the effect of a transaction entered into by two of Safeskin's subsidiaries, during the third quarter of 1998, that qualified as a Section 351 Exchange, as defined in Section 351 of the Internal Revenue Code.

Net income decreased 40.8% from $14,997,000 for the three months ended June 30, 1998 to $8,886,000 for the three months ended June 30, 1999. Due to the foregoing factors, net income as a percentage of net sales decreased from 25.6% in 1998 to 15.0% in 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net sales for the six months ended June 30, 1999 were $100,836,000 which represents a 9.9% decrease over net sales of $111,938,000 for the same period in 1998. The predominant causes for the sales decline were a decrease in unit volumes sold and lower average selling prices by the medical division in the 1999 period as compared to the 1998 period. Safeskin began operating certain of its new manufacturing facilities in the second half of 1998, which enabled Safeskin to increase its production capacity during 1998. From July 1997 to June 1998, Safeskin operated with its customers on an allocation of product basis, as Safeskin was only able to fill a portion of each distributor's orders. As Safeskin increased production capacity, Safeskin's sales personnel began a new and increased sales program directed at new and current end-user customers. As part of this sales program, Safeskin, its distributors and certain end-users entered into new three-way contracts providing for the pricing and supply of Safeskin products to such end-users. During the third quarter and the fourth quarter of 1998, Safeskin's distributors increased their orders to enable them to fulfill new sales they anticipated would be placed pursuant to these contracts. Safeskin expected these trends to continue into the first quarter of 1999. However, end-users did not purchase products under the new contracts as quickly as anticipated and Safeskin discovered that its major distributors had higher inventory levels than anticipated. In addition, during the first quarter of 1999, Safeskin experienced a longer than anticipated sales cycle for signing new contracts. As a result, in March 1999, Safeskin publicly announced its expectation that sales and earnings for the first quarter and full year 1999 would be lower than anticipated.

Cost of goods sold decreased 1.2% from $53,344,000 for the six month period ended June 30, 1998 to $52,720,000 for the six months ended June 30, 1999. As a percentage of net sales, cost of goods sold increased from 47.8% for the six months ended June 30, 1998 to 52.3% for the same period in 1999. This increase in cost of goods sold as a percentage of net sales was attributable to lower average selling prices and the negative effects of foreign currency in the current period due to the strengthening of the Thai baht. These factors were partially offset by an increased mix of higher-margin powder-free gloves and lower costs associated with the shift of production from Malaysia to Thailand. As a result of the above factors, gross profits decreased 17.9% from $58,594,000 for the three months ended June 30, 1998 to $48,116,000 for the three months ended June 30, 1999. For the remainder of fiscal 1999, Safeskin anticipates that gross profit margins will be negatively affected by startup production costs associated with transferring operations to the new Thailand facility, wind-down production costs associated with the closing of the Malaysian manufacturing facility and continued pricing pressures in the industry.

Selling expenses increased 33.7% from $11,772,000 for the six months ended June 30, 1998 to $15,743,000 for the six months ended June 30, 1999. As a percentage of net sales, selling expenses increased from 10.5% for the six months ended June 30, 1998 to 15.6% for the same period in 1999. The increase in selling expenses as a percentage of net sales can be attributed to lower sales levels for the six months ended June 30, 1999 and increased selling expenses related to its efforts to expand its business in scientific and international markets.

Research and development expenses decreased 9.0% from $3,514,000 for the six months ended June 30, 1998 to $3,199,000 for the six months ended June 30, 1999. As a percentage of net sales, these expenses increased from 3.1% for the six months ended June 30, 1998 to 3.2% for the six months ended June 30, 1999. During the remaining quarters of fiscal 1999, Safeskin expects research and development expenses to increase due to costs associated with developing and testing new products scheduled for introduction in 1999.

General and administrative expenses increased 16.9% from $12,051,000 for the six months ended June 30, 1998 to $14,089,000 for the six months ended June 30, 1999. As a percentage of net sales, general and administrative expenses increased from 10.8% for the 1998 period to 14.0% for the 1999 period. The increase in general and administrative expenses as a percentage of net sales can be attributed to lower sales levels for the six months ended June 30, 1999 and increased costs associated with its efforts to improve and streamline its information technology systems and services as well as increased legal and related expenses associated with product liability and other lawsuits.

Income from operations decreased 51.7% from $31,257,000 for the six months ended June 30, 1998 to $15,085,000 for the six months ended June 30, 1999. Operating margins decreased from 27.9% in the 1998 period to 15.0% in the 1999 period.

Interest expense (income), net, changed from $160,000 of interest income for the six months ended June 30, 1998 to $3,699,000 of interest expense for the six months ended June 30, 1999, and is primarily due to the fact that in 1999 Safeskin had incurred interest expense on debt outstanding during the period. In 1998, Safeskin did not incur debt until the beginning of the second quarter 1998, and generated investment returns on its cash balances. The average debt outstanding in 1998 was substantially less than the average debt outstanding in 1999.

Other expense, (income) net, changed from $40,000 of other income for the six months ended June 30, 1998 to $664,000 of other expense for the six months ended June 30, 1999. The change in other expense (income), net, was due substantially to net foreign currency transaction losses in Safeskin's Thailand subsidiaries in the six months ended June 30, 1999. In 1998, Safeskin was not significantly impacted by net foreign currency transaction gains or losses.

Provision for income taxes decreased from $3,146,000 for the six months ended June 30, 1998 to $877,000 for the six months ended June 30, 1999. The income tax provision recorded in 1998 was less than United States statutory rates due primarily to the tax-free status of a significant portion of Safeskin's foreign manufacturing operations. In 1999, the income tax provision was less than United States statutory rates due primarily to the tax-free status of a significant portion of Safeskin's foreign manufacturing operations and the effect of a transaction entered into by two of Safeskin's subsidiaries, during the third quarter of 1998, that qualified as a Section 351 Exchange, as defined in Section 351 of the Internal Revenue Code.

Net income decreased 65.2% from $28,311,000 for the six months ended June 30, 1998 to $9,845,000 for the six months ended June 30, 1999. Due to the foregoing factors, net income as a percentage of net sales decreased from 25.3% to 9.8% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Safeskin began operating certain of its new manufacturing facilities in the second half of 1998, which enabled Safeskin to increase its production capacity during 1998. From July 1997 to June 1998, Safeskin operated with its customers on an allocation of product basis, as Safeskin was only able to fill a portion of each distributor's orders. As Safeskin increased production capacity, Safeskin's sales personnel began a new and increased sales program directed at new and current end-user customers. As part of this sales program, Safeskin, its distributors and certain end-users entered into new three-way contracts providing for the pricing and supply of Safeskin products to such end-users. During the third quarter and the fourth quarter of 1998, Safeskin's distributors increased their orders from Safeskin to enable them to fulfill new sales they anticipated would be placed pursuant to these contracts. Safeskin expected these trends to continue into the first quarter of 1999. However, end-users did not purchase products under the new contracts as quickly as anticipated and Safeskin discovered that its major distributors had higher inventory levels than anticipated. In addition, during the first quarter of 1999, Safeskin experienced a longer than anticipated sales cycle for signing new contracts. As a result, Safeskin's inventory levels as of March 31, 1999 increased significantly from $37,057,000 at December 31, 1998 to $44,798,000 at March 31, 1999. As of June
30, 1999, Safeskin's inventory levels declined to $41,240,000.

During the six months ended June 30, 1999 and 1998, Safeskin added capital assets of approximately $30,159,000 and $26,664,000, respectively, primarily for the expansion of Safeskin's foreign manufacturing operations.

In 1997, Safeskin built a latex concentrate plant in Thailand. The output of the plant currently supplies approximately 70% of the latex concentrate required by Safeskin's factories in Thailand for the manufacture of its disposable latex gloves. Safeskin believes that this plant allows it to integrate its manufacturing processes to gain better control over the quality, cost and reliability of latex supplies.

Safeskin is expanding its Thailand manufacturing operations and has transferred manufacturing capacity from California and Malaysia to capitalize on the increased production efficiencies and lower operating costs in Thailand that Safeskin expects to realize. Safeskin completed construction of a fifth building and related machinery at Safeskin's existing Hat Yai, Thailand facility in 1998. This building houses 22 high-speed and product-flexible dipping production lines which were commissioned throughout 1998, beginning in the second quarter, and increased production capacity by an additional 1.5 billion gloves annually as of the end of 1998. During 1999, Safeskin's expansion plans include the construction of a second manufacturing facility in Sadao, Thailand that is expected to produce latex and synthetic surgical, high-technology and scientific and medical examination gloves. Construction of the new manufacturing facility in Sadao, Thailand began in the second half of 1997 after approval by the Thailand Board of Investment. Four production buildings have been constructed on this site. The first building provides additional capacity for the production of Safeskin's surgical and cleanroom glove products and was completed in the fourth quarter of 1998. The second building is expected to house the expansion of Safeskin's Tactylon(R) synthetic medical examination and surgical glove products and Safeskin's nitrile glove production. This building is expected to increase by over 200 percent the production capacity of the Tactylon(R) product line in comparison to the previous facility located in Vista, California. Finally, the additional two buildings are expected to provide Safeskin increased capacity for latex and synthetic medical examination, surgical and scientific glove production. The new buildings, machines and supporting infrastructure at the new Sadao manufacturing facility and the fifth building at the Hat Yai facility are currently expected to cost approximately $80 million in the aggregate, approximately $70 million of which has been expended as of June 30, 1999. Safeskin believes that its significant investment in its manufacturing operations has increased Safeskin's annualized production capacity from approximately 3.5 billion gloves to approximately 5.5 billion gloves as of December 31, 1998. Financing for the total capital expenditures is projected to come from internally generated funds and borrowings from the credit facilities.

In the fourth quarter of 1998, Safeskin began construction of a facility in southern Thailand designed to manufacture boxes and ceramic gloveformers for its own use. This facility is expected to allow Safeskin to further integrate its manufacturing operations to gain better control over the quality, timeliness, cost and reliability of these products. This facility is expected to commence production in September 1999 and is expected to produce approximately 80% of Safeskin's requirements when fully operational. The total expected costs for the construction of these facilities is approximately $8 million, approximately $4 million of which has been expended as of June 30, 1999. This construction is expected to be funded through internally generated cash and borrowings under Safeskin's credit facilities.

During 1998, Safeskin had an unsecured two-year credit facility for financing general working capital needs, up to a maximum of $40,000,000 in borrowings (the "Revolving Credit Facility"). As of December 31, 1998, there was approximately $12,000,000 outstanding under the Revolving Credit Facility. On July 30, 1998, Safeskin, through its subsidiary Safeskin (B.V.I.) Limited ("Safeskin BVI"), entered into and closed a credit agreement for a $100 million loan facility (the "BVI Facility") with Union Bank of California, N.A., as Agent. The BVI Facility was secured by a first priority lien on the Common Stock of Safeskin purchased by Safeskin BVI, a first priority lien on all the assets of Safeskin BVI and a first priority pledge of the capital stock and beneficial interest in Safeskin Corporation (Thailand) Limited. Safeskin BVI had the option to accrue interest on the BVI Facility at an annual rate equal to either (i) the base rate plus 0.25% or (ii) LIBOR plus 1.75%. As of December 31, 1998, there was approximately $80,000,000 outstanding under the BVI Facility. During the second half of 1998, Safeskin used a majority of the funds from the BVI Facility to repurchase approximately two million shares of its Common Stock. The cost of the treasury stock acquired in this share buyback was approximately $73,600,000 for the year ended December 31, 1998. As of June 30, 1999, additional costs of approximately $300,000 had been incurred in conjunction with this share buyback. Borrowings above the cost of Safeskin's share buyback were used to finance (i) Safeskin's ongoing investment in its Thailand facilities (ii) Safeskin's working capital requirements and (iii) other general corporate purposes.

On March 5, 1999, Safeskin entered into a $100 million loan agreement, including a $60 million term loan (the "Term Loan") and a $40 million revolving credit facility (the "Revolver") both maturing in 2004. The Term Loan and the Revolver bear interest at approximately LIBOR plus 1.625%, however, the rate may vary according to certain financial ratios. Concurrently, Safeskin also closed a private placement of $40 million of senior secured notes due 2009 (the "Notes") with a final maturity of ten years and an average life of seven-years. The Notes bear interest at an annual fixed rate of 6.89%. The Notes constitute senior debt of Safeskin, ranking pari passu with Safeskin's other senior bank indebtedness. The proceeds of the Term Loan, the Revolver and the Notes were used to repay amounts outstanding under the Revolving Credit Facility and BVI Facility, which were subsequently canceled. The Term Loan, Revolver, and the Notes are secured by certain assets of Safeskin as well as a guarantee of all current and future significant domestic subsidiaries. As of June 30, 1999, there was $118,000,000 outstanding under these credit facilities. As of June 30, 1998, the Company had $16,000,000 outstanding under its 1998 Revolving Credit Facility. As of June 30, 1999, Safeskin amended certain of its covenants related to the Term Loan and Revolver.

On March 5, 1999, Safeskin also entered into a seven year lease for a new corporate headquarters campus facility ("the Lease"). As of June 30, 1999, the Lease was modified such that the new maturity date is March 31, 2000. As of June 30, 1999, the lessor's maximum loan commitment was reduced from $60 million to $17.5 million. In connection with these modifications, Safeskin has also elected to exercise its option to purchase the land and land improvements up to a maximum of $17.5 million on or before March 31, 2000.

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

In order to minimize the risk of Year 2000 related losses, Safeskin has completed a comprehensive assessment of its Year 2000 Issue. Perot Systems Corporation has been retained to provide resources to help Safeskin in Safeskin's efforts to (i) identify and update or replace non-Year 2000 compliant information and non-information technology systems that are material to Safeskin's operations and (ii) develop contingency and business continuation plans in the event that Safeskin is unable to timely address its Year 2000 Issue.

Safeskin's Year 2000 assessment involves the testing and analyzing of all information technology equipment, applications software and non-information technology systems used by Safeskin, and the evaluation of the Year 2000 preparedness of third parties critical to Safeskin's operations. As of June 30, 1999, Safeskin's Year 2000 assessment in each of these areas was over 90% complete. To date, the assessment has revealed that two of the material applications software on which Safeskin relies are not Year 2000 compliant. Safeskin plans to replace both of these applications in 1999. In early 1998, Safeskin began to implement a Year 2000 compliant enterprise-wide business systems application. Although Safeskin installed the application in order to improve the management of its business data, the application is also expected to have the effect of ensuring that a significant percentage of Safeskin's information technology systems are Year 2000 compliant. This application was online at Safeskin's U.S. facilities in January 1999 and Safeskin expects it to be online at the Southeast Asian manufacturing facilities by the end of the fourth quarter of 1999.

Safeskin has developed preliminary remediation plans for each of the areas targeted by the Year 2000 assessment. Specifically, non-Year 2000 compliant information technology equipment, including obsolete hardware components and outdated operating systems, BIOS or chip codes, will be updated or replaced, applications software that is not Year 2000 compliant are expected to be converted or replaced by the end of the fourth quarter of 1999 and any non-information technology systems or processors that are either non-Year 2000 compliant or suspect due to lack of information from the vendor are expected to be replaced or upgraded to a compliant version.

In addition, Safeskin is currently requesting confirmation that all suppliers and customers material to its operations are, or within a short period of time are planning to become, Year 2000 compliant.

Safeskin approved and began implementing a final remediation plan for addressing all known Year 2000 Issues in the fourth quarter of 1998. Safeskin's remediation plan will give priority to those non-Year 2000 compliant technology systems which are material to Safeskin's operations. Safeskin anticipates acquiring resources from Perot Systems Corporation to assist Safeskin in handling all remediation efforts, including, if necessary, the replacement of any information technology hardware or software, the upgrading of manufacturing systems and the changing of BIOS or chip codes. Safeskin will work with Perot Systems Corporation in connection with Safeskin's remediation efforts in order to avoid, to the extent possible, disruption of Safeskin's manufacturing capacity. Safeskin expects that contingency plans for all known Year 2000 Issues will be finalized by the third quarter of 1999.

Safeskin also plans to examine the Year 2000 readiness of any information or non-information technology systems acquired in the future and develop remediation and contingency plans as necessary.

Safeskin is also preparing contingency plans in the event that there is a disruption to the business caused by Year 2000 data processing problems. Although Safeskin anticipates complete remediation by late 1999, it is possible that delays in the remediation process or Year 2000 issues caused by third party trading partners could arise. Safeskin is assessing these issues and is developing contingency plans that would provide for uninterrupted business operations. Safeskin expects these contingency plans will be fully developed by the end of the third quarter in 1999.

Costs

Although the total costs associated with becoming Year 2000 compliant have not been fully identified, Safeskin does not currently expect the costs of remediating its Year 2000 Issues to be material to its operations, results of operations or financial condition. As of June 30, 1999, Safeskin has spent approximately $222,000 on Year 2000 Issues, primarily attributable to the cost of conducting the Year 2000 assessment and developing a remediation plan.

The future cost of identifying and remediating Year 2000 Issues is expected to be at least $81,000. Costs for replacements or modifications that would have been necessary independent of Year 2000 Issues, including the approximately $1.0 million that will be spent to install the new enterprise-wide business applications software at Safeskin's Asian operation sites, have not been included in Safeskin's Year 2000 cost estimates.

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

The forward foreign exchange contracts generally require Safeskin to exchange U.S. dollars for foreign currencies based on pre-established exchange rates at the contracts maturity dates. If the counterparties to the exchange contracts (primarily A2 rated international institutions) do not fulfill their obligations to deliver the contracted currencies, Safeskin could be at risk for currency related fluctuations (generally limited to unrealized gains). Management believes using A2 rated international institutions as counterparties to the hedging contracts minimizes the risk of non-performance. As of June 30, 1999, Safeskin had forward foreign exchange contracts to purchase Thai baht in the aggregate amount of $15,000,000 outstanding, with a weighted average exchange rate of 36.75 Thai baht to 1 U.S. dollar. For the six months ended June 30, 1999, Safeskin recorded an unrealized loss of approximately $40,000 in connection with these contracts. Further disclosure relating to forward foreign exchange contracts is included in Note 2 in the Notes to the 1998 Consolidated Financial Statements.

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

LEGAL PROCEEDINGS

Approximately 229 product liability lawsuits seeking monetary damages, in most cases of an unspecified amount, were pending in federal and state courts against Safeskin. Other manufacturers of latex gloves are codefendants with Safeskin in the majority of these cases. These lawsuits allege injuries ranging from dermatitis to severe allergic reactions caused by the residual chemicals or latex proteins in gloves worn by medical workers while performing their duties. Safeskin has referred the defense of these lawsuits to its insurance carriers. In 1997, the U.S. Judicial Panel on Multi-District Litigation entered an order transferring all latex allergy lawsuits brought on behalf of healthcare workers in the Federal courts to the United States District Court for the Eastern District of Pennsylvania, consolidating those cases for discovery management and other pre-trial proceedings.

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

o the effect on gross profit margins of start-up production costs associated with transferring operations to the new Thailand facility, wind-down production costs associated with the closing of the Malaysian manufacturing facility and increased pricing pressures;

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

o Safeskin's ability to achieve anticipated production capacity in the new manufacturing facilities and recognize certain operating efficiencies and savings in Thailand; and

o other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

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

                           PART II: OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      EXHIBIT                      DESCRIPTION OF DOCUMENT
      -------                      -----------------------
     10.54   Second Amendment to Amended and Restated Revolving/Term Loan Agreement dated
             June 30, 1999
     10.55   Amendment Agreement dated June 30, 1999
     11      Statement Re: Computation of per share earnings
     27      Financial Data Schedule

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SAFESKIN CORPORATION


Date:  August 13, 1999         By:    /s/   David L. Morash
                                  -------------------------------------------
                                    David L. Morash, Executive Vice-
                                    President, Chief Financial Officer