Form 10-Q
period 1999-09-30
SAFESKIN CORP
filed 1999-11-12
CIK 911636

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

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

                                 (858) 794-8111
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   [X]           No [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   CLASS                             OUTSTANDING AT OCTOBER 31, 1999
                   -----                             -------------------------------
  Common Stock, par value $0.01 per share                        55,515,909
  Treasury Stock, par value $0.01 per share                       1,999,900

                              SAFESKIN CORPORATION

                                      INDEX

                                                                                                                PAGE NUMBER
                                                                                                                -----------
PART I:   Financial Information                                                                                      3

ITEM 1.   Financial Statements.....................................................................................  3

          Condensed Consolidated Balance Sheets at September 30, 1999 and December 31, 1998........................  4

          Condensed Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998...  5

          Condensed Consolidated Statements of Operations for the nine months ended September 30, 1999 and 1998....  6

          Consolidated Statements of Comprehensive Income for the three months ended September 30, 1999 and 1998...  7

          Consolidated Statements of Comprehensive Income for the nine months ended September 30, 1999 and 1998....  8

          Condensed Consolidated Statements of Cash Flows for the nine months ended September  30, 1999 and 1998...  9

          Notes to Condensed Consolidated Financial Statements..................................................... 10

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................... 11

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk................................................17

PART II:  Other Information........................................................................................ 21

ITEM 4.   Submission of Matters to a Vote of Security Holders.......................................................21

ITEM 6.   Exhibits and Reports on Form 8-K......................................................................... 21

          SIGNATURES............................................................................................... 22

                          PART I: FINANCIAL INFORMATION

ITEM 1.     Financial Statements


INDEX                                                                                                               PAGE
-----                                                                                                              ------
Condensed Consolidated Balance Sheets at September 30, 1999 and December 31, 1998............................       4

Condensed Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998.......       5

Condensed Consolidated Statements of Operations for the nine months ended September 30, 1999 and 1998........       6

Consolidated Statements of Comprehensive Income for the three months ended September 30, 1999 and 1998.......       7

Consolidated Statements of Comprehensive Income for the nine months ended September 30, 1999 and 1998........       8

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998........       9

Notes to Condensed Consolidated Financial Statements.........................................................      10

                              SAFESKIN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                               SEPTEMBER 30,
                                                                  1999             DECEMBER 31,
                                                               (UNAUDITED)            1998
                                                              -------------       -------------
ASSETS
Current assets:
      Cash and cash equivalents ........................      $   6,825,739       $   9,416,802
      Accounts receivable, net .........................         36,002,141          32,511,412
      Inventory ........................................         38,723,299          37,056,821
      Other current assets .............................         11,322,179           9,829,335
                                                              -------------       -------------

             Total current assets ......................         92,873,358          88,814,370

Property, plant and equipment, net .....................        137,591,068         119,456,352
Deferred taxes and other assets ........................         41,687,650          40,690,386
                                                              -------------       -------------

             Total assets ..............................      $ 272,152,076       $ 248,961,108
                                                              =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable .................................      $   9,416,535       $   8,661,602
      Accrued liabilities ..............................         18,637,516          24,515,378
      Current portion of long-term debt ................          7,500,000           4,500,000
                                                              -------------       -------------

             Total current liabilities .................         35,554,051          37,676,980

Long-term debt .........................................        107,213,795          87,731,158
Other long-term liabilities ............................          4,210,462           2,140,682
                                                              -------------       -------------

             Total liabilities .........................        146,978,308         127,548,820

Commitments and contingencies

Shareholders' equity:
      Preferred stock; $.01 par value; 10,000,000 shares
           authorized and no shares outstanding ........                 --                  --
      Common stock; $.01 par value; 80,000,000 shares
            authorized; 55,515,309 shares
            and 54,600,399 shares outstanding ..........            555,153             546,004
      Additional paid-in-capital .......................         78,978,179          75,360,306
      Treasury stock, at cost; 1,999,900 shares in
            1999 and 1998 ..............................        (74,214,168)        (73,589,169)
      Accumulated other comprehensive loss .............        (43,698,457)        (26,993,003)
      Retained earnings ................................        163,553,061         146,088,150
                                                              -------------       -------------

            Total shareholders' equity .................        125,173,768         121,412,288
                                                              -------------       -------------

            Total liabilities and shareholders' equity .      $ 272,152,076       $ 248,961,108
                                                              =============       =============


The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                              1999               1998
                                          ------------       ------------
Net sales ..........................      $ 60,921,718       $ 59,967,870

Cost of goods sold .................        34,469,592         29,060,838
                                          ------------       ------------

          Gross profit .............        26,452,126         30,907,032
                                          ------------       ------------

Operating expenses:
    Selling ........................         6,896,128          6,737,474
    Research and development .......         1,777,409          1,371,922
    General and administrative .....         8,052,670          8,773,480
                                          ------------       ------------

          Total operating expenses .        16,726,207         16,882,876
                                          ------------       ------------

          Income from operations ...         9,725,919         14,024,156

Interest expense, net ..............         2,140,785            758,145

Other income, net ..................          (190,551)        (1,575,781)
                                          ------------       ------------

Income before income tax provision .         7,775,685         14,841,792

Income tax provision ...............           155,514            329,644
                                          ------------       ------------

Net income .........................      $  7,620,171       $ 14,512,148
                                          ============       ============

Per share amounts:
Earnings per share of common stock
    and common stock equivalents:
        Basic                             $       0.14       $       0.27
        Diluted                                   0.14               0.24

Weighted average number of shares of
    common stock and common stock
    equivalents outstanding:
        Basic                               53,762,676         53,534,207
        Diluted                             56,164,975         60,528,350



The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                      1999               1998
                                                 -------------      -------------
Net sales .................................      $ 161,757,286      $ 171,906,301

Cost of goods sold ........................         87,189,098         82,405,251
                                                 -------------      -------------

          Gross profit ....................         74,568,188         89,501,050
                                                 -------------      -------------

Operating expenses:
    Selling ...............................         22,639,494         18,509,596
    Research and development ..............          4,976,646          4,886,141
    General and administrative ............         22,141,249         20,824,688
                                                 -------------      -------------

          Total operating expenses ........         49,757,389         44,220,425
                                                 -------------      -------------

          Income from operations ..........         24,810,799         45,280,625

Interest expense, net .....................          5,839,519            598,479

Other expense (income), net ...............            473,787         (1,615,763)
                                                 -------------      -------------

Income before income tax provision ........         18,497,493         46,297,909

Income tax provision ......................          1,032,582          3,475,255
                                                 -------------      -------------

Net income ................................      $  17,464,911      $  42,822,654
                                                 =============      =============

Per share amounts:
Earnings per share of common stock
    and common stock equivalents:
        Basic                                    $        0.33      $        0.82
        Diluted                                           0.31               0.71

Weighted average number of shares of common
    stock and common stock equivalents
    outstanding:
        Basic                                       53,134,457         52,088,524
        Diluted                                     56,594,048         60,451,759


The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                           1999               1998
                                                        ------------      ------------
Net income ...................................          $  7,620,171      $ 14,512,148

Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustments            (16,827,415)        7,294,106
                                                        ------------      ------------
Comprehensive income (loss) ..................          $ (9,207,244)     $ 21,806,254
                                                        ============      ============


The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                          1999               1998
                                                                                      ------------       ------------
Net income .....................................................................      $ 17,464,911       $ 42,822,654

Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustments ..................................       (16,705,454)        13,542,155
                                                                                      ------------       ------------
Comprehensive income ...........................................................      $    759,457       $ 56,364,809
                                                                                      ============       ============


The accompanying notes are an integral part of these condensed financial statements.

                              SAFESKIN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                   1999                1998
                                                              -------------       -------------
Cash flows from operating activities:
      Net income .......................................      $  17,464,911       $  42,822,654
      Adjustments to reconcile net income to cash
          provided by operating activities:
           Depreciation and amortization ...............         11,310,634           8,795,714
           Exchange gain ...............................         (2,466,160)           (453,193)
           Non-cash severance expense ..................                 --           1,275,375
           Loss on sale of equipment ...................             29,253              14,501
      Changes in operating assets and liabilities:
                Accounts receivable ....................         (3,633,020)        (13,768,251)
                Inventory ..............................         (2,794,039)        (12,040,695)
                Other assets ...........................         (4,290,387)         (7,572,955)
                Accounts payable and accrued liabilities         (1,757,003)         (5,549,071)
                                                              -------------       -------------
           Net cash provided by operating activities ...         13,864,189          13,524,079
                                                              -------------       -------------

Cash flows from investing activities:
      Net cash paid for acquisitions ...................                 --         (14,346,460)
      Proceeds from sale of subsidiary .................                 --             574,703
      Purchases of property, plant and equipment .......        (41,819,411)        (44,465,409)
      Proceeds from sale of equipment ..................              4,566                  --
                                                              -------------       -------------
           Net cash used in investing activities .......        (41,814,845)        (58,237,166)
                                                              -------------       -------------

Cash flows from financing activities:
      Proceeds from issuance of common stock ...........          3,627,023           7,019,739
      Repurchase of common stock .......................           (624,999)        (70,432,858)
      Borrowings of debt ...............................        279,101,662         170,283,534
      Repayments of debt ...............................       (256,619,026)        (47,932,575)
                                                              -------------       -------------
           Net cash provided by financing activities ...         25,484,660          58,937,840
                                                              -------------       -------------

Effect of exchange rate changes on cash ................           (125,067)          1,056,620
                                                              -------------       -------------
Net increase (decrease) in cash and cash equivalents ...         (2,591,063)         15,281,373
Cash and cash equivalents at beginning of period .......          9,416,802          23,916,959
                                                              -------------       -------------
Cash and cash equivalents at end of period .............      $   6,825,739       $  39,198,332
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

2. Inventories at September 30, 1999 consisted of $6,227,000, $320,000 and $32,176,000 for raw materials, work in process and finished goods, respectively. At December 31, 1998, inventories consisted of $5,587,000, $909,000 and $30,561,000 for raw materials, work in process and finished goods, respectively.

3. The Company is exposed to exchange rate risk when it and certain of its subsidiaries enter into transactions denominated in currencies other than their functional currency. Certain firmly committed transactions are hedged with forward foreign exchange contracts. As exchange rates change, gains and losses on the exposed transactions may be partially offset by gains and losses related to the hedging contracts. Both the exposed transactions and the hedging contracts are translated at current spot rates, with gains and losses included in earnings. The Company's derivative activities, all of which consist of forward foreign exchange contracts as of September 30, 1999, are initiated primarily to hedge intercompany receivables and payables.

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

4. As of March 5, 1999, the Company entered into a seven-year lease for a new corporate headquarters campus facility ("the Lease"). At the expiration of the Lease, the Company has the option to purchase the land and land improvements. As of June 30, 1999, the Lease term was reduced to March 31, 2000 and in connection with such Lease term reduction, the lender's maximum loan commitment was reduced from $60 million to $17.5 million. In connection with these modifications, the Company has elected to exercise its option to purchase the land and land improvements up to a maximum of $17.5 million on or before March 31, 2000. There have been no additional modifications or changes to the Lease since June 30, 1999. Further disclosure relating to the Company's commitments is included in Notes 9 and 13 in the Notes to the 1998 Consolidated Financial Statements.

5. As of September 23, 1999, the shareholders approved a Stock Purchase Plan (the "Plan"). The Board of Directors reserved 1,000,000 shares of Common Stock for the Plan. The Plan provides eligible employees of the Company with a means to purchase, through payroll deductions, Shares of Common Stock at a discount consistent with the provisions of the Internal Revenue Code of 1986, as amended.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes thereto.

GENERAL

Safeskin has achieved its current sales levels principally due to the implementation of sales and marketing programs, the introduction of new products and growth in markets for its products. Safeskin introduced lightly powdered medical gloves in 1989, powder-free medical gloves in 1990, HypoClean(R) powder-free gloves in 1992, powder-free latex surgical gloves in 1994 and various high technology and scientific nitrile gloves in 1995. In 1997, Safeskin began selling a medical examination glove made of nitrile, a non-latex material. Additionally, in 1997, as a result of its acquisition of the synthetic glove business of Tactyl Technologies, Inc. ("Tactyl"), Safeskin began selling Tactylon(R) synthetic examination and surgical gloves. In February 1998, as a result of its acquisition of Absolute Quality Leadership, Inc. ("AQL"), Safeskin expanded its current product line associated with the high-technology and scientific markets to include a broad line of proprietary latex and synthetic glove products, specifically designed for the microelectronics, health technologies and general laboratory and safety market segments. In 1999, Safeskin introduced a coated vinyl glove to the marketplace and has made improvements to its existing nitrile glove. Although Safeskin has continued to develop new products and expects to do so in the future, no assurance can be given that the new products will be accepted in the marketplace.

Safeskin's net sales are derived from the sale of finished products, net of contractually allowable rebates, incentives, fees and allowance for estimated returns. These rebates are provided to distributors for the resale of Safeskin's products in specific volumes to specified end user customers and fees are provided to group purchasing organizations based on sales made to their member organizations. Safeskin estimates allowable rebates, on a monthly basis, through the analysis of actual sales information from distributors, Safeskin's projections of distributor inventories, contractual arrangements and historical and projected trends related to actual rebates issued. Safeskin establishes an allowance for estimated returns based on historical return patterns and estimated future returns. Cost of goods sold includes all costs to manufacture the finished product plus related costs associated with ocean freight, customs duty, warehousing and product delivery expenses. Selling expenses include salaries for sales and marketing staffs and other related expenses such as sales commissions, and costs associated with travel, trade show participation and advertising. Research and development expenses include salaries for research and development staffs and related expenses for consulting, product testing and travel. General and administrative expenses include salaries for administrative and information technology staffs and related expenses for travel, insurance, facilities, consulting and professional fees. The income tax provision is substantially less than statutory rates primarily as a result of the tax-free status of Safeskin's foreign manufacturing operations. Safeskin's existing Thailand manufacturing facilities have been granted tax-free status through 2003 and have been granted a reduced tax rate through 2007. In 1998, Safeskin built new production facilities in Thailand, and applied for and received similar tax-free status for these operations. These new facilities in Thailand have been granted tax-free status expiring in 2006 through 2007 and were granted a reduced tax rate status expiring in 2010 through August 2012. Safeskin's Malaysian manufacturing operations were granted five years of tax-free status which expired on September 30, 1998. The expiration of this tax-free status will not have a material adverse effect upon Safeskin's operations as substantially all of the Malaysian manufacturing operations were transferred to Thailand during the first quarter of 1999.

Restructuring

During 1996, Safeskin announced plans to move all of its remaining latex examination glove production from its Malaysian facility to its Thailand facility. Safeskin also announced that the Malaysian facility would continue to operate as Safeskin's manufacturing source of higher-value synthetic, surgical, and scientific products. At December 31, 1996, the Malaysian facility was considered held for sale. During 1997, Safeskin extended the planned use of the Malaysian facility due to existing production requirements and the timing of bringing new production capacity on-line in Thailand. During 1998, Safeskin successfully increased its examination glove production capacity at its existing Thailand facility and in 1998, Safeskin commenced operations at its new 54-acre manufacturing facility in Thailand. This facility was constructed to provide additional capacity for the production of Safeskin's synthetic, surgical, and scientific products. As a result of this increased production capacity in Thailand for specialized gloves, during 1998 Safeskin decided to move all of its remaining examination, surgical, and synthetic glove production from its Ipoh, Malaysia and Vista, California production facilities to Safeskin's manufacturing facilities in Thailand by the end of the first quarter of 1999. In addition, Safeskin completed the integration of AQL in the fourth quarter of 1998 by relocating AQL's offices from Santa Maria, California to Safeskin's corporate headquarters in San Diego, California. In connection with the closure of Safeskin's facilities in Ipoh, Malaysia and Vista and Santa Maria, California, (the "closed facilities"), Safeskin recognized an expense of $14,331,000 in the fourth quarter of 1998. This expense consists of approximately $5,134,000 related to fixed assets written down to estimated fair value, $3,883,000 related to employee termination costs, $3,335,000 related to impairment of goodwill associated with the Tactyl acquisition, $1,535,000 related to the write-off of leased equipment and the costs to renovate a leased facility, and approximately $444,000 associated with various other unusual charges. All remaining assets of the closed facilities were assumed to be scrapped. The net book value of assets expected to be disposed of totaled approximately $14 million as of December 31, 1998. As of September 30, 1999, Safeskin had not yet disposed of a significant portion of its fixed assets at the closed facilities (primarily those at its Ipoh, Malaysia facility), which were written down to estimated fair value. Safeskin intends to dispose of these assets in 1999 and in the first half of 2000. There have been no significant changes to the carrying amount of fixed assets held for disposal. In connection with the restructuring activities related to the closure of Safeskin's facilities in Ipoh, Malaysia and Vista and Santa Maria, California, Safeskin accrued restructuring charges totaling $5,158,889 at December 31, 1998. As of September 30, 1999, there have been no significant changes in Safeskin's previous estimates of accrued restructuring charges. These charges related primarily to liabilities associated with anticipated employee termination costs totaling $3,809,545 and costs associated with the write-off of an equipment lease and costs to renovate a leased facility totaling $1,349,344. As a result of the restructuring activities, Safeskin terminated approximately 1,800 employees primarily in Malaysia, in the first and second quarters of 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Net sales for the three months ended September 30, 1999 were $60,921,000 which represents a 1.6% increase over net sales of $59,968,000 for the same period in 1998. The predominant causes for the increase in sales were an increase in unit volumes sold and the shift in product mix to higher priced powder-free gloves in the 1999 period as compared to the 1998 period, offset by lower average selling prices.

Cost of goods sold increased 18.6% from $29,061,000 for the three months ended September 30, 1998 to $34,469,000 for the three months ended September 30, 1999. As a percentage of net sales, cost of goods sold increased from 48.5% for the three months ended September 30, 1998 to 56.7% for the same period in 1999. This increase in cost of goods sold as a percentage of net sales was primarily attributable to lower average selling prices, the negative effects of foreign currency in the current period due to the strengthening of the Thai baht, start-up production costs associated with Safeskin's new plant in Thailand and wind-down production costs associated with relocating significant glove capacity from Malaysia to Thailand. In addition, costs of goods sold has been adversely affected by higher air freight costs in the current period due to low inventory levels of Safeskin's synthetic glove products associated with the inability of the new manufacturing facilities in Thailand to increase capacity sufficiently to meet U.S. demand for these products. These factors were partially offset by lower latex costs, an increased mix of higher-margin powder-free gloves, and lower costs associated with the shift of production from Malaysia to Thailand. As a result of the above factors, gross profits decreased 14.4% from $30,907,000 for the three months ended September 30, 1998 to $26,452,000 for the three months ended September 30, 1999.

Selling expenses increased 2.4% from $6,737,000 for the three months ended September 30, 1998 to $6,896,000 for the three months ended September 30, 1999. As a percentage of net sales, selling expenses were 11.3% for both the three months ended September 30, 1999 and 1998.

Research and development expenses increased 29.6% from $1,372,000 for the three months ended September 30, 1998 to $1,777,000 for the three months ended September 30, 1999. As a percentage of net sales, these expenses increased from 2.3% for the three months ended September 30, 1998 to 2.9% for the three months ended September 30, 1999. The increase in research and development expenses pertain to increased costs associated with developing and testing new products as well as improving upon the quality of Safeskin's existing glove products. Various new products are scheduled for introduction in the fourth quarter of 1999 and in the first half of 2000. In the third quarter of 1999, Safeskin enhanced the quality of its existing nitrile glove and introduced a coated vinyl glove to the marketplace.

General and administrative expenses decreased 8.2% from $8,773,000 for the three months ended September 30, 1998 to $8,053,000 for the three months ended September 30, 1999. As a percentage of net sales, general and administrative expenses decreased from 14.6% for the 1998 period to 13.2% for the 1999 period. The decrease in general and administrative expenses as a percentage of net sales was caused primarily by decreased compensation costs in the 1999 period. For the three months ended September 30, 1998, Safeskin terminated certain employees and incurred non-cash severance expenses in conjunction with these terminations totaling approximately $1.3 million. Excluding these additional compensation costs in the 1998 period, general and administrative expenses as a percentage of net sales would have been 12.5%. The increase in general and administrative expenses, excluding these additional compensation costs in the prior year, was caused primarily by increased costs associated with Safeskin's efforts to improve and streamline its information technology systems and services as well as increased legal and related expenses associated with product liability and other lawsuits.

Income from operations decreased 30.6% from $14,024,000 for the three months ended September 30, 1998 to $9,726,000 for the three months ended September 30, 1999. Operating margins decreased from 23.4% in the 1998 period to 16.0% in the 1999 period.

Interest expense, net, increased from $758,000 of interest expense for the three months ended September 30, 1998 to $2,141,000 of interest expense for the three months ended September 30, 1999, primarily due to the fact that in 1999 Safeskin had incurred interest expense on average debt outstanding during the period totalling approximately $116,000,000. In 1998, Safeskin had incurred interest expense on average debt outstanding totaling approximately $69,000,000.

Other income, net, decreased from $1,576,000 of other income for the three months ended September 30, 1998 to $191,000 of other income for the three months ended September 30, 1999. In 1998, Safeskin incurred significant net foreign currency transaction gains due to the strengthening of the Thai baht and the German deutschmark. In 1999, Safeskin was not significantly impacted by net foreign currency transaction gains or losses.

Provision for income taxes decreased from $330,000 for the three months ended September 30, 1998 to $156,000 for the three months ended September 30, 1999. The income tax provision recorded in both 1998 and 1999 was less than United States statutory rates due primarily to the tax-free status of a significant portion of Safeskin's foreign manufacturing operations and the effect of a transaction entered into by two of Safeskin's subsidiaries, during the third quarter of 1998, that qualified as a Section 351 Exchange, as defined in Section 351 of the Internal Revenue Code.

Net income decreased 47.5% from $14,512,000 for the three months ended September 30, 1998 to $7,620,000 for the three months ended September 30, 1999. Due to the foregoing factors, net income as a percentage of net sales decreased from 24.2% in 1998 to 12.5% in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net sales for the nine months ended September 30, 1999 were $161,757,000 which represents a 5.9% decrease from net sales of $171,906,000 for the same period in 1998. The predominant causes for the sales decline were a decrease in unit volumes sold and lower average selling prices by the medical division in the 1999 period as compared to the 1998 period. Safeskin began operating certain of its new manufacturing facilities in the second half of 1998, which enabled Safeskin to increase its production capacity during 1998. From July 1997 to June 1998, Safeskin operated with its customers on an allocation of product basis, as Safeskin was only able to fill a portion of each distributor's orders. As Safeskin increased production capacity, Safeskin's sales personnel began a new and increased sales program directed at new and current end-user customers. As part of this sales program, Safeskin, its distributors and certain end-users entered into new three-way contracts providing for the pricing and supply of Safeskin products to such end-users. During the third and fourth quarter of 1998, Safeskin's distributors increased their orders to enable them to fulfill new sales they anticipated would be placed pursuant to these contracts. Safeskin expected these trends to continue into the first quarter of 1999. However, end-users did not purchase products under the new contracts as quickly as anticipated and Safeskin discovered that its major distributors had higher inventory levels than anticipated. In addition, during the first quarter of 1999, Safeskin experienced a longer than anticipated sales cycle for signing new contracts. As a result, in March 1999, Safeskin publicly announced its expectation that sales and earnings for the first quarter and full year 1999 would be lower than anticipated.

Cost of goods sold increased 5.8% from $82,405,000 for the nine month period ended September 30, 1998 to $87,189,000 for the nine months ended September 30, 1999. As a percentage of net sales, cost of goods sold increased from 47.9% for the nine months ended September 30, 1998 to 53.9% for the same period in 1999. This increase in cost of goods sold as a percentage of net sales was attributable to lower average selling prices, the negative effects of foreign currency in the current period due to the strengthening of the Thai baht, start-up production costs associated with Safeskin's new plant in Thailand and wind-down production costs associated with relocating significant glove capacity from Malaysia to Thailand. These factors were partially offset by an increased mix of higher-margin powder-free gloves, lower latex costs, and lower costs associated with the shift of production from Malaysia to Thailand. As a result of the above factors, gross profits decreased 16.7% from $89,501,000 for the nine months ended September 30, 1998 to $74,568,000 for the nine months ended September 30, 1999. For the remainder of fiscal 1999, Safeskin anticipates that gross profit margins will continue to be negatively affected by startup production costs associated with transferring operations to the new Thailand facility and continued pricing pressures in the industry.

Selling expenses increased 22.3% from $18,509,000 for the nine months ended September 30, 1998 to $22,639,000 for the nine months ended September 30, 1999. As a percentage of net sales, selling expenses increased from 10.8% for the nine months ended September 30, 1998 to 14.0% for the same period in 1999. The increase in selling expenses as a percentage of net sales can be attributed to lower sales levels for the nine months ended September 30, 1999 and increased selling expenses related to Safeskin's efforts to expand its business in scientific and international markets.

Research and development expenses increased 1.9% from $4,886,000 for the nine months ended September 30, 1998 to $4,977,000 for the nine months ended September 30, 1999. As a percentage of net sales, these expenses increased from 2.8% for the nine months ended September 30, 1998 to 3.1% for the nine months ended September 30, 1999. The increase in research and development expenses pertains to increased costs associated with developing and testing new products as well as improving upon the quality of Safeskin's existing glove products. Various new products are scheduled for introduction in the fourth quarter of 1999 and in the first half of 2000. In the third quarter of 1999, Safeskin enhanced the quality of its existing nitrile glove and introduced a coated vinyl glove to the marketplace.

General and administrative expenses increased 6.3% from $20,825,000 for the nine months ended September 30, 1998 to $22,141,000 for the nine months ended September 30, 1999. As a percentage of net sales, general and administrative expenses increased from 12.1% for the 1998 period to 13.7% for the 1999 period. The increase in general and administrative expenses as a percentage of net sales can be attributed to lower sales levels for the nine months ended September 30, 1999 and increased costs associated with its efforts to improve and streamline its information technology systems and services as well as increased legal and related expenses associated with product liability and other lawsuits.

Income from operations decreased 45.2% from $45,281,000 for the nine months ended September 30, 1998 to $24,811,000 for the nine months ended September 30, 1999. Operating margins decreased from 26.3% in the 1998 period to 15.3% in the 1999 period.

Interest expense, net, increased from $599,000 of interest expense for the nine months ended September 30, 1998 to $5,839,000 of interest expense for the nine months ended September 30, 1999, and is primarily due to the fact that in 1999 Safeskin had incurred interest expense on debt outstanding during the period. In 1998, Safeskin did not incur debt until the beginning of the second quarter 1998, and generated investment returns on its cash balances. The average debt outstanding in 1998 was substantially less than the average debt outstanding in 1999.

Other expense, (income) net, changed from $1,616,000 of other income for the nine months ended September 30, 1998 to $474,000 of other expense for the nine months ended September 30, 1999. In 1998, Safeskin incurred significant net foreign currency transaction gains due primarily to the strengthening of the Thai baht and the German deutschmark. In 1999, Safeskin was not significantly impacted by net foreign currency transaction gains or losses.

Provision for income taxes decreased from $3,475,000 for the nine months ended September 30, 1998 to $1,033,000 for the nine months ended September 30, 1999. The income tax provision recorded in both 1998 and 1999 was less than United States statutory rates due primarily to the tax-free status of a significant portion of Safeskin's foreign manufacturing operations and the effect of a transaction entered into by two of Safeskin's subsidiaries, during the third quarter of 1998, that qualified as a Section 351 Exchange, as defined in Section 351 of the Internal Revenue Code.

Net income decreased 59.2% from $42,823,000 for the nine months ended September 30, 1998 to $17,465,000 for the nine months ended September 30, 1999. Due to the foregoing factors, net income as a percentage of net sales decreased from 24.9% to 10.8% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Safeskin began operating certain of its new manufacturing facilities in the second half of 1998, which enabled Safeskin to increase its production capacity during 1998. From July 1997 to June 1998, Safeskin operated with its customers on an allocation of product basis, as Safeskin was only able to fill a portion of each distributor's orders. As Safeskin increased production capacity, Safeskin's sales personnel began a new and increased sales program directed at new and current end-user customers. As part of this sales program, Safeskin, its distributors and certain end-users entered into new three-way contracts providing for the pricing and supply of Safeskin products to such end-users. During the third and fourth quarter of 1998, Safeskin's distributors increased their orders from Safeskin to enable them to fulfill new sales they anticipated would be placed pursuant to these contracts. Safeskin expected these trends to continue into the first quarter of 1999. However, end-users did not purchase products under the new contracts as quickly as anticipated and Safeskin discovered that its major distributors had higher inventory levels than anticipated. In addition, during the first quarter of 1999, Safeskin experienced a longer than anticipated sales cycle for signing new contracts. As a result, Safeskin's inventory levels as of March 31, 1999 increased significantly from $37,057,000 at December 31, 1998 to $44,798,000 at March 31, 1999. As of
September 30, 1999, Safeskin's inventory levels declined to $38,723,000 from its higher inventory levels as of March 31, 1999.

During the nine months ended September 30, 1999 and 1998, Safeskin added capital assets of approximately $41,819,000 and $44,465,000, respectively, primarily for the expansion of Safeskin's foreign manufacturing operations.

In 1997 and 1998, Safeskin built a latex concentrate plant in Thailand. The output of the plant currently supplies approximately 70% of the latex concentrate required by Safeskin's factories in Thailand for the manufacture of its disposable latex gloves. Safeskin believes that this plant allows it to integrate its manufacturing processes to gain better control over the quality, cost and reliability of latex supplies.

Safeskin is expanding its Thailand manufacturing operations and has transferred manufacturing capacity from California and Malaysia to capitalize on the increased production efficiencies and lower operating costs in Thailand that Safeskin expects to realize. Safeskin completed construction of a fifth building and related machinery at Safeskin's existing Hat Yai, Thailand facility in 1998. This building houses 22 high-speed and product-flexible dipping production lines which were commissioned throughout 1998, beginning in the second quarter, and increased production capacity by an additional 1.5 billion gloves annually as of the end of 1998. During 1999, Safeskin's expansion plans include the construction of a second manufacturing facility in Sadao, Thailand that is expected to produce latex and synthetic surgical, high-technology and scientific and medical examination gloves. Construction of the new manufacturing facility in Sadao, Thailand began in the fourth quarter of 1997 after approval by the Thailand Board of Investment. Four production buildings have been constructed on this site. The first building provides additional capacity for the production of Safeskin's surgical and cleanroom glove products and was completed in the fourth quarter of 1998. The second building is expected to house the expansion of Safeskin's Tactylon(R) synthetic medical examination and surgical glove products and Safeskin's nitrile glove production. This building is expected to increase by over 200 percent the production capacity of the Tactylon(R) product line in comparison to the previous facility located in Vista, California. Finally, the additional two buildings are expected to provide Safeskin increased capacity for latex and synthetic medical examination, surgical and scientific glove production. The new buildings, machines and supporting infrastructure at the new Sadao manufacturing facility and the fifth building at the Hat Yai facility are currently expected to cost approximately $90 million in the aggregate, approximately $77 million of which has been expended as of September 30, 1999. Safeskin believes that its significant investment in its manufacturing operations has increased Safeskin's annualized production capacity from approximately 3.5 billion gloves to approximately 5.5 billion gloves as of December 31, 1998. Financing for the total capital expenditures is projected to come from internally generated funds and borrowings from Safeskin's credit facilities.

In the fourth quarter of 1998, Safeskin began construction of a facility in southern Thailand designed to manufacture boxes and ceramic glove formers for its own use. This facility is expected to allow Safeskin to further integrate its manufacturing operations to gain better control over the quality, timeliness, cost and reliability of these products. This facility began initial production in September 1999 and is expected to produce approximately 80% of Safeskin's requirements when fully operational. The total expected costs for the construction of these facilities is approximately $8 million, approximately $7 million of which has been expended as of September 30, 1999. This construction is expected to be funded through internally generated cash and borrowings under Safeskin's credit facilities.

During 1998, Safeskin had an unsecured two-year credit facility for financing general working capital needs, up to a maximum of $40,000,000 in borrowings (the "Revolving Credit Facility"). As of December 31, 1998, there was approximately $12,000,000 outstanding under the Revolving Credit Facility. On July 30, 1998, Safeskin, through its subsidiary Safeskin (B.V.I.) Limited ("Safeskin BVI"), entered into and closed a credit agreement for a $100 million loan facility (the "BVI Facility") with Union Bank of California, N.A., as Agent. The BVI Facility was secured by a first priority lien on the Common Stock of Safeskin purchased by Safeskin BVI, a first priority lien on all the assets of Safeskin BVI and a first priority pledge of the capital stock and beneficial interest in Safeskin Corporation (Thailand) Limited. Safeskin BVI had the option to accrue interest on the BVI Facility at an annual rate equal to either (i) the base rate plus 0.25% or (ii) LIBOR plus 1.75%. As of December 31, 1998, there was approximately $80,000,000 outstanding under the BVI Facility. During the second half of 1998, Safeskin used a majority of the funds from the BVI Facility to repurchase approximately two million shares of its Common Stock. The cost of the treasury stock acquired in this share buyback was approximately $73,600,000 for the year ended December 31, 1998. As of September 30, 1999, additional costs of approximately $600,000 had been incurred in conjunction with this share buyback. Borrowings above the cost of Safeskin's share buyback were used to finance (i) Safeskin's ongoing investment in its Thailand facilities (ii) Safeskin's working capital requirements and (iii) other general corporate purposes.

On March 5, 1999, Safeskin entered into a $100 million loan agreement, including a $60 million term loan (the "Term Loan") and a $40 million revolving credit facility (the "Revolver") both maturing in 2004. The Term Loan and the Revolver bear interest at approximately LIBOR plus 1.625%, however, the rate may vary according to certain financial ratios. Concurrently, Safeskin also closed a private placement of $40 million of senior secured notes due 2009 (the "Notes") with a final maturity of ten years and an average life of seven-years. The Notes bear interest at an annual fixed rate of 6.89%. The Notes constitute senior debt of Safeskin, ranking pari passu with Safeskin's other senior bank indebtedness. The proceeds of the Term Loan, the Revolver and the Notes were used to repay amounts outstanding under the Revolving Credit Facility and BVI Facility, which were subsequently canceled. The Term Loan, Revolver, and the Notes are secured by certain assets of Safeskin as well as a guarantee of all current and future significant domestic subsidiaries. As of September 30, 1999, there was approximately $115,000,000 outstanding under these credit facilities. As of September 30, 1998, the Company had approximately $122,000,000 outstanding under its 1998 Revolving Credit Facility and the BVI facility. As of June 30, 1999, Safeskin amended certain of its covenants related to the Term Loan and Revolver.

On March 5, 1999, Safeskin also entered into a seven year lease for a new corporate headquarters campus facility ("the Lease"). At the expiration of the Lease, Safeskin has the option to purchase the land and land improvements. As of June 30, 1999, the Lease term was reduced to March 31, 2000 and in connection with such Lease term reduction, the lender's maximum loan commitment was reduced from $60 million to $17.5 million. In connection with these modifications, Safeskin has also elected to exercise its option to purchase the land and land improvements up to a maximum of $17.5 million on or before March 31, 2000. There have been no additional modifications or changes to the Lease since June 30, 1999.

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

Safeskin's Year 2000 assessment involved the testing and analyzing of all information technology equipment, software applications and non-information technology systems used by Safeskin, and the evaluation of the Year 2000 preparedness of third parties critical to Safeskin's operations. As of September 30, 1999, Safeskin's Year 2000 assessment in each of these areas was complete. The assessment revealed that two of the material software applications on which Safeskin relied were not Year 2000 compliant. In early 1998, Safeskin began to implement a Year 2000 compliant enterprise-wide business systems application. Although Safeskin installed the application in order to improve the management of its business data, the application is also expected to have the effect of ensuring that a significant percentage of Safeskin's information technology systems are Year 2000 compliant. This application was online at Safeskin's U.S. facilities in January 1999 and Safeskin expects it to be online at the Southeast Asian manufacturing facilities by the end of the fourth quarter of 1999.

Safeskin has developed preliminary remediation plans for each of the areas targeted by the Year 2000 assessment. Specifically, non-Year 2000 compliant information technology equipment, including obsolete hardware components and outdated operating systems, BIOS or chip codes, will be updated or replaced. Software applications that are not Year 2000 compliant are expected to be converted or replaced by the end of the fourth quarter of 1999. Any non-information technology systems or processors that are either non-Year 2000 compliant or suspect due to lack of information from the vendor have been replaced or upgraded to a compliant version.

In addition, Safeskin requested confirmation that suppliers and customers who are material to its operations are, or within a short period of time are planning to become, Year 2000 compliant. This investigation did not reveal any issues that would have a material adverse affect on Safeskin's business.

Safeskin approved and began implementing a final remediation plan for addressing all known Year 2000 Issues in the fourth quarter of 1998. Safeskin's remediation plan gave priority to those non-Year 2000 compliant technology systems which are material to Safeskin's operations. Safeskin acquired resources from Perot Systems Corporation to assist Safeskin in handling all remediation efforts, including, if necessary, the replacement of any information technology hardware or software, the upgrading of manufacturing systems and the changing of BIOS or chip codes. Safeskin continues to work with Perot Systems Corporation in connection with Safeskin's remediation efforts in order to avoid, to the extent possible, disruption of Safeskin's business processes. Safeskin expects that contingency plans for all known Year 2000 Issues will be finalized in the fourth quarter of 1999.

Safeskin is also preparing contingency plans in the event that there is a disruption to the business caused by Year 2000 data processing problems. Although Safeskin anticipates complete remediation by late 1999, it is possible that delays in the remediation process or Year 2000 issues caused by third party trading partners could arise. Safeskin is assessing these issues and is developing contingency plans that would provide for uninterrupted business operations. Safeskin expects these contingency plans will be fully developed in the fourth quarter of 1999.

Safeskin also plans to examine the Year 2000 readiness of any information or non-information technology systems acquired in the future and develop remediation and contingency plans as necessary.

Costs

Although the total costs associated with becoming Year 2000 compliant have not been fully identified, Safeskin does not currently expect the costs of remediating its Year 2000 Issues to be material to its operations, results of operations or financial condition. As of September 30, 1999, Safeskin has spent approximately $269,000 on Year 2000 Issues, primarily attributable to the cost of conducting the Year 2000 assessment and developing a remediation plan.

The future cost of identifying and remediating Year 2000 Issues is expected to be at least $38,000. Costs for replacements or modifications that would have been necessary independent of Year 2000 Issues, including the approximately $1.0 million that will be spent to install the new enterprise-wide business applications software at Safeskin's Asian operation sites, have not been included in Safeskin's Year 2000 cost estimates.

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

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

The forward foreign exchange contracts generally require Safeskin to exchange U.S. dollars for foreign currencies based on pre-established exchange rates at the contracts maturity dates. If the counterparties to the exchange contracts (primarily A2 rated international institutions) do not fulfill their obligations to deliver the contracted currencies, Safeskin could be at risk for currency related fluctuations (generally limited to unrealized gains). Management believes using A2 rated international institutions as counterparties to the hedging contracts minimizes the risk of non-performance. As of September 30, 1999, Safeskin had forward foreign exchange contracts to purchase Thai baht in the aggregate amount of $47,500,000 outstanding, with a weighted average exchange rate of 38.85 Thai baht to 1 U.S. dollar. For the nine months ended September 30, 1999, Safeskin recorded an unrealized loss of approximately $2,417,000 in connection with these contracts. Further disclosure relating to forward foreign exchange contracts is included in Note 2 in the Notes to the 1998 Consolidated Financial Statements.

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

LEGAL PROCEEDINGS

Approximately 248 product liability lawsuits seeking monetary damages, in most cases of an unspecified amount, were pending in federal and state courts against Safeskin. Other manufacturers of latex gloves are codefendants with Safeskin in the majority of these cases. These lawsuits allege injuries ranging from dermatitis to severe allergic reactions caused by the residual chemicals or latex proteins in gloves worn by medical workers while performing their duties. Safeskin has referred the defense of these lawsuits to its insurance carriers. In 1997, the U.S. Judicial Panel on Multi-District Litigation entered an order transferring all latex allergy lawsuits brought on behalf of healthcare workers in the Federal courts to the United States District Court for the Eastern District of Pennsylvania, consolidating those cases for discovery management and other pre-trial proceedings.

Since March 11, 1999, numerous lawsuits (collectively the "Securities Actions") have been filed in the U.S. District Court for the Southern District of California against Safeskin and certain officers and directors alleging violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The Securities Actions were brought by plaintiffs in their individual capacity and on behalf of a purported class of persons who purchased or otherwise acquired Safeskin publicly traded securities during various periods occurring between October 23, 1997 and March 11, 1999. The suits allege that plaintiffs purchased Safeskin securities at prices artificially inflated by defendants' misrepresentations and omissions concerning Safeskin's financial condition and prospects and seek an unspecified amount of damages. In addition, a shareholder derivative action has been filed against certain of Safeskin's directors, and Safeskin as a nominal defendant, in the Supreme Court of the State of California, San Diego County (the "Derivative Action"). The Derivative Action alleges breach of fiduciary duty, waste of corporate assets and gross negligence in connection with Safeskin's stock repurchase program and seeks an unspecified amount of damages. On August 3, 1999, the District Court issued an order designating lead plaintiffs in the Securities Actions and instructing them to file a consolidated amended complaint. By stipulation of the parties, that complaint is to be served on or before November 19, 1999 and Safeskin has until January 17, 2000 to answer, move or otherwise respond with respect to the complaint. On October 27, 1999, the director defendants submitted their answer in the Derivative Action. The court has stayed discovery in the Derivative Action so that it can be coordinated with discovery in the Securities Actions. Safeskin believes that these claims are without merit and intends to contest the claims vigorously.

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

o risks associated with investments and operations in foreign countries, particularly Thailand, including exchange rate fluctuations, local economic conditions, governmental policies regarding foreign ownership of manufacturing facilities, local regulatory requirements, tax holidays and political factors;

o Safeskin's ability to successfully integrate the operations of acquired businesses in a timely and efficient manner and to realize the anticipated benefits of such acquisitions;

o the consistent availability, at budgeted prices, of raw rubber from independent growers and latex concentrate from plant operators in Thailand and the availability of nitrile;

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

                           PART II: OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

     On September 23, 1999, at the Company's annual meeting, the shareholders reelected each of the following seven directors, with the following votes:


                 NAME                        VOTES FOR                    VOTES WITHHELD
                 ----                        ---------                    --------------
        Irving Jaffe                        50,172,046                       1,675,714
        Cam L. Garner                       50,180,216                       1,667,544
        Jeffrey Stiefler                    50,189,116                       1,658,644
        Neil K. Braverman                   50,182,796                       1,664,964
        Joseph Stemler                      50,179,816                       1,667,944
        Richard Jaffe                       50,184,196                       1,663,564
        Howard L. Shecter                   50,188,316                       1,659,444

     In addition, the shareholders approved the proposal to adopt the Company's Stock Purchase Plan (the "Plan"). The Board of Directors reserved 1,000,000 shares of Common Stock for the Plan, subject to an adjustment in the event of a subdivision or consolidation of shares or other capital adjustment, the payment of a stock dividend, or other increase or decrease in such shares. The Plan provides eligible employees of Safeskin with a means to purchase, through payroll deductions, shares of Common Stock at a discount consistent with the provisions of the Internal Revenue Code of 1986, as amended. This second proposal received the following votes: for 49,144,227; against 2,264,708; abstain 430,825 and broker non-votes 0.

     Finally, the shareholders approved a third proposal to amend Article VI of Safeskin's Articles of Incorporation that would stipulate that the Board of Directors will consist of between five and ten directors, with staggered terms, each of whom may be removed only for cause. This change is intended to increase the commitment of the members of the Board of Directors by extending the term of each director to three years, and to reduce the number of directors that are subject to election by the shareholders of any annual shareholders meeting. This third proposal received the following votes: for 23,149,839; against 10,709,740; abstain 487,938 and broker non-votes 17,500,243.

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits


     EXHIBIT                    DESCRIPTION OF DOCUMENT
     -------                    ------------------------
        11          Statement Re: Computation of per share earnings
        27          Financial Data Schedule


(b)   Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SAFESKIN CORPORATION


Date:  November 12, 1999              By    /s/ David L. Morash
                                            -------------------------------
                                            David L. Morash,
                                            Executive Vice- President,
                                            Chief Financial Officer